Form 10-Q
period 2024-09-30
MANNKIND CORP
filed 2024-11-07
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 25, 2024, there were 275,777,693 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

MANNKIND CORPORATION

Form 10-Q

For the Quarterly Period Ended September 30, 2024

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands except per share data)
Revenues:
Net revenue – commercial product sales	$19,728	$17,927	$59,272	$53,834
Revenue – collaborations and services	23,268	13,108	74,130	35,705
Royalties – collaboration	27,083	20,218	75,326	50,951
Total revenues	70,079	51,253	208,728	140,490
Expenses:
Cost of goods sold	3,197	3,995	12,621	14,749
Cost of revenue – collaborations and services	14,826	10,259	44,377	29,955
Research and development	12,926	9,989	34,755	22,047
Selling	13,093	13,440	36,189	40,752
General and administrative	10,823	10,538	34,168	33,027
Loss (gain) on foreign currency transaction	2,454	(2,065)	526	(860)
Total expenses	57,319	46,156	162,636	139,670
Income from operations	12,760	5,097	46,092	820
Other income (expense):
Interest income, net	3,179	1,580	9,790	4,429
Interest expense on liability for sale of future royalties	(4,089)	—	(12,720)	—
Interest expense on financing liability	(2,470)	(2,459)	(7,361)	(7,332)
Interest expense	(1,801)	(2,815)	(10,419)	(12,474)
Gain on bargain purchase	5,259	—	5,259	—
Other income	32	318	32	286
Loss on extinguishment of debt	—	—	(7,050)	—
(Loss) gain on available-for-sale securities	—	—	(1,550)	932
Total other expense	110	(3,376)	(24,019)	(14,159)
Income (loss) before income tax expense	12,870	1,721	22,073	(13,339)
Income tax expense	1,320	—	1,907	—
Net income (loss)	$11,550	$1,721	$20,166	$(13,339)
Net income (loss) per share – basic	$0.04	$0.01	$0.07	$(0.05)
Weighted average shares used to compute net income (loss) per share – basic	274,998	268,732	272,811	266,126
Net income (loss) per share – diluted	$0.04	$0.01	$0.07	$(0.05)
Weighted average shares used to compute net income (loss) per share – diluted	284,693	323,770	281,407	266,126

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Net income (loss)	$11,550	$1,721	$20,166	$(13,339)
Other comprehensive income:
Unrealized gain on available-for-sale securities	588	—	588	443
Comprehensive income (loss)	$12,138	$1,721	$20,754	$(12,896)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2024	December 31, 2023
	(In thousands except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$62,373	$238,480
Short-term investments	189,215	56,619
Accounts receivable, net	18,184	14,901
Inventory	26,663	28,545
Prepaid expenses and other current assets	31,229	34,848
Total current assets	327,664	373,393
Restricted cash	735	—
Long-term investments	16,796	7,155
Property and equipment, net	85,339	84,220
Goodwill	1,931	1,931
Other intangible assets	5,313	1,073
Other assets	26,422	7,426
Total assets	$464,200	$475,198

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$6,444	$9,580
Accrued expenses and other current liabilities	37,386	42,036
Liability for sale of future royalties – current	11,755	9,756
Financing liability – current	9,998	9,809
Deferred revenue – current	6,518	9,085
Recognized loss on purchase commitments – current	—	3,859
Midcap credit facility – current	—	20,000
Total current liabilities	72,101	104,125
Senior convertible notes	227,941	226,851
Liability for sale of future royalties – long term	137,140	136,054
Financing liability – long term	94,005	94,319
Deferred revenue – long term	65,150	69,794
Recognized loss on purchase commitments – long term	62,638	60,942
Operating lease liability	12,167	3,925
Milestone liabilities	2,813	3,452
Financing lease liability	171	—
Midcap credit facility – long term	—	13,019
Mann Group convertible note	—	8,829
Accrued interest – Mann Group convertible note	—	56
Total liabilities	674,126	721,366
Commitments and contingencies (Note 15)
Stockholders' deficit:
Undesignated preferred stock, $0.01 par value – 10,000,000 shares authorized; no shares issued or outstanding as of September 30, 2024 or December 31, 2023	—	—
Common stock, $0.01 par value – 800,000,000 shares authorized; 275,775,038 and 270,034,495 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	2,753	2,700
Additional paid-in capital	2,995,974	2,980,539
Accumulated other comprehensive income	588	—
Accumulated deficit	(3,209,241)	(3,229,407)
Total stockholders' deficit	(209,926)	(246,168)
Total liabilities and stockholders' deficit	$464,200	$475,198

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	(In thousands)
BALANCE, JANUARY 1, 2023	263,793	$2,638	$2,964,293	$—	$(3,217,469)	$(250,538)
Issuance of common stock associated with at-the-market offering	269	3	1,196	—	—	1,199
Issuance costs associated with at-the-market offering	—	—	(24)	—	—	(24)
Net issuance of common stock associated with stock options and restricted stock units	206	2	50	—	—	52
Issuance of common stock pursuant to conversion of the Mann Group convertible note interest	11	—	55	—	—	55
Stock-based compensation expense	—	—	3,655	—	—	3,655
Net loss	—	—	—	—	(9,795)	(9,795)
BALANCE, MARCH 31, 2023	264,279	$2,643	$2,969,225	$—	$(3,227,264)	$(255,396)
Issuance of common stock associated with at-the-market offering	362	4	1,579	—	—	1,583
Issuance costs associated with at-the-market offering	—	—	(17)	—	—	(17)
Issuance of common stock pursuant to conversion of the Mann Group convertible note interest	13	—	54	—	—	54
Net issuance of common stock associated with stock options and restricted stock units	3,279	32	(8,576)	—	—	(8,544)
Issuance of common stock under employee stock purchase plan	266	3	920	—	—	923
Stock-based compensation expense	—	—	5,580	—	—	5,580
Issuance of common stock from market price stock purchase plan	36	—	152	—	—	152
Cumulative gain on available-for-sale securities	—	—	—	443	—	443
Net loss	—	—	—	—	(5,265)	(5,265)
BALANCE, JUNE 30, 2023	268,235	$2,682	$2,968,917	$443	$(3,232,529)	$(260,487)
Issuance of common stock associated with at-the-market offering	847	8	4,097	—	—	4,105
Issuance costs associated with at-the-market offering	—	—	(67)	—	—	(67)
Issuance of common stock pursuant to conversion of the Mann Group convertible note interest	13	1	55	—	—	56
Net issuance of common stock associated with stock options and restricted stock units	448	4	(1,712)	—	—	(1,708)
Stock-based compensation expense	—	—	4,601	—	—	4,601
Net income	—	—	—	—	1,721	1,721
BALANCE, SEPTEMBER 30, 2023	269,543	$2,695	$2,975,891	$443	$(3,230,808)	$(251,779)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	(In thousands)
BALANCE, JANUARY 1, 2024	270,034	$2,700	$2,980,539	$—	$(3,229,407)	$(246,168)
Issuance of common stock from market price stock purchase plan	416	—	1,361	—	—	1,361
Net issuance of common stock associated with stock options and restricted stock units	337	3	263	—	—	266
Issuance of common stock pursuant to conversion of the Mann Group convertible note interest	15	—	56	—	—	56
Stock-based compensation expense	—	—	3,885	—	—	3,885
Net income	—	—	—	—	10,630	10,630
BALANCE, MARCH 31, 2024	270,802	$2,703	$2,986,104	$—	$(3,218,777)	$(229,970)
Net issuance of common stock associated with stock options and restricted stock units	1,855	19	(4,952)	—	—	(4,933)
Issuance of common stock pursuant to conversion of the Mann Group convertible note principal and interest	1,500	15	3,735	—	—	3,750
Issuance of common stock under employee stock purchase plan	310	3	956	—	—	959
Stock-based compensation expense	—	—	6,428	—	—	6,428
Net loss	—	—	—	—	(2,014)	(2,014)
BALANCE, JUNE 30, 2024	274,467	$2,740	$2,992,271	$—	$(3,220,791)	$(225,780)
Net issuance of common stock associated with stock options and restricted stock units	1,308	13	(1,524)	—	—	(1,511)
Stock-based compensation expense	—	—	5,227	—	—	5,227
Cumulative gain on available-for-sale securities	—	—	—	588	—	588
Net income	—	—	—	—	11,550	11,550
BALANCE, SEPTEMBER 30, 2024	275,775	$2,753	$2,995,974	$588	$(3,209,241)	$(209,926)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$20,166	$(13,339)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	15,540	13,836
Interest on liability for sale of future royalties	12,720	—
Loss on extinguishment of debt	7,050	—
Depreciation and amortization	5,211	3,310
Write-off of inventory	1,909	3,659
Loss (gain) on available-for-sale securities	1,550	(932)
Loss on estimated returns of acquired product	1,444	—
Amortization of debt discount and issuance costs	1,333	1,570
Amortization of right-of-use assets	1,140	978
Loss (gain) on foreign currency transaction	526	(860)
Interest on Mann Group convertible note	56	165
Other, net	49	13
Sold portion of royalty revenue	(7,533)	—
Gain on bargain purchase	(5,259)	—
Net accretion of investments	(3,765)	(420)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,728)	(5,021)
Inventory	(27)	(9,004)
Prepaid expenses and other current assets	(6,442)	(8,516)
Other assets	(2,821)	(35)
Accounts payable	(3,136)	5,702
Accrued expenses and other current liabilities	(4,809)	(3,824)
Deferred revenue	(7,211)	33,722
Recognized loss on purchase commitments	(2,689)	(6,810)
Operating lease liabilities	(1,407)	(1,778)
Net cash provided by operating activities	19,867	12,416
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of held-to-maturity debt securities	(273,789)	(50,516)
Proceeds from held-to-maturity debt securities	135,317	92,608
Purchase of property and equipment	(6,797)	(36,567)
Proceeds from insurance claim	396	382
Net cash (used in) provided by investing activities	(144,873)	5,907
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal and early extinguishment payments on MidCap credit facility	(36,617)	(1,667)
Principal and early extinguishment payments on Mann Group convertible note	(8,854)	—
Payments for taxes related to net issuance of common stock associated with restricted stock units and stock options	(6,178)	(10,200)
Proceeds from market price stock purchase plan and employee stock purchase plan	2,320	1,075
Milestone payment	(752)	(924)
Principal payments on financing liability	(282)	(137)
Principal payments on financing lease liability	(3)	—
Proceeds from at-the-market offering	—	6,887
Issuance costs associated with at-the-market offering	—	(108)
Net cash used in financing activities	(50,366)	(5,074)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(175,372)	13,249
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	238,480	69,767
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$63,108	$83,016

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid in cash	$13,616	$7,978
Income taxes paid in cash	1,961	—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assumption of right-of-use-asset and operating lease liability	10,057	—
Non-cash acquisition of intangible asset	4,300	—
Payments of Mann Group principal and interest through common stock issuances	3,806	165
Amortization of liability for sale of future royalties	2,912	—
Non-cash construction-in-progress, property and equipment	1,486	2,490
Non-cash acquisition of property and equipment	959	—
Addition of right-of-use-asset and financing lease liability	226	—
Right-of-use asset modification	—	728
Goodwill adjustment for a net reduction in liabilities	—	497

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

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three and nine months ended September 30, 2024 may not be indicative of the results that may be expected for the full year.

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

Business — MannKind is a biopharmaceutical company focused on the development and commercialization of innovative therapeutic products and devices to address serious unmet medical needs for those living with endocrine and orphan lung diseases. The Company’s signature technologies—Technosphere dry-powder formulations and Dreamboat inhalation devices—offer rapid and convenient delivery of medicines to the deep lung where they can exert an effect locally or enter the systemic circulation. The Company is currently commercializing Afrezza (insulin human) Inhalation Powder, an ultra rapid-acting inhaled insulin indicated to improve glycemic control in adults with diabetes, and the V-Go wearable insulin delivery device, which provides continuous subcutaneous infusion of insulin in adults that require insulin. The first product to come out of the orphan lung disease pipeline, Tyvaso DPI (treprostinil) inhalation powder, received approval from the U.S. Food and Drug Administration (“FDA”) in May 2022 for the treatment of pulmonary arterial hypertension (“PAH”) and for the treatment of pulmonary hypertension associated with interstitial lung disease (“PH-ILD”). The Company's development and marketing partner, UT, began commercializing Tyvaso DPI in June 2022 and is obligated to pay a 10% royalty on net sales of the product, of which 9% is allocated to the Company and 1% to another party as detailed in Note 15 – Commitments and Contingencies. The Company also receives a margin on supplies of Tyvaso DPI that it manufactures for UT.

Basis of Presentation — The condensed consolidated financial statements have been prepared in accordance with GAAP.

Principles of Consolidation — The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

Reclassifications — Certain amounts reported in the prior period have been reclassified to conform with current period presentation. The Company has separated non-cash accretion income on investments from other, net, and presented it as net accretion of investments in the condensed consolidated statements of cash flows. The Company has also presented non-cash interest accretion on financing liability in other, net. Additionally, the Company has combined accruals for the Danbury facility buildout with other in Note 8 – Accrued Expenses and Other Current Liabilities.

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

The Company transfers control and recognizes revenue upon delivery of product to wholesale distributors and specialty pharmacies. The Company transfers control and recognizes revenue on product sales to a retail pharmacy as the product is dispensed to patients. Product revenues are recorded net of applicable reserves, including discounts, allowances, rebates, returns and other incentives. See Reserves for Variable Consideration below.

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

Revenue Recognition — Royalties — The Company recognizes royalty revenue for a sales-based or usage-based royalty if it is promised in exchange for an intellectual property license. The royalty revenue is recognized as the latter of the subsequent sale of the product occurs or if the performance obligation to which the royalty has been allocated has been satisfied or partially satisfied. The Company’s UT License Agreement (as defined in Note 10 – Collaboration, Licensing and Other Arrangements) entitles it to receive a 10% royalty on net sales of Tyvaso DPI for the license of the Company’s IP that was considered to be interdependent with the development activities that supported the approval of Tyvaso DPI. Although the Company recognizes a 10% royalty on net revenue from the sale of Tyvaso DPI as revenue, it only collects 9% due to its sale in December 2023 of 1% of future royalties as detailed in Note 15 – Commitments and Contingencies.

The Company’s net revenue and cost of revenue and goods sold as shown on the condensed consolidated statement of operations is comprised of revenue generated from product sales, services and royalties as shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue:
Product revenue (1)	$42,959	$30,727	$132,945	$88,731
Services (2)	37	308	457	808
Royalties (3)	27,083	20,218	75,326	50,951
Total net revenue	$70,079	$51,253	$208,728	$140,490

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
(3)
Amounts represent royalties on UT’s net revenue from Tyvaso DPI sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of goods sold and cost of revenue:
Product revenue	$18,023	$13,983	$56,651	$44,006
Services	—	271	347	698
Total cost of goods sold and cost of revenue	$18,023	$14,254	$56,998	$44,704

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

Cash, Cash Equivalents and Restricted Cash — The Company considers all highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase that are readily convertible into cash to be cash equivalents. As of September 30, 2024 and December 31, 2023, cash equivalents were comprised of money market funds, U.S. Treasury securities, corporate bonds and commercial paper with original maturities less than 90 days from the date of purchase.

The Company records restricted cash when cash and cash equivalents are restricted as to withdrawal or usage. Restricted cash under a letter of credit issued in connection with a facility lease assumed by the Company that will not be available for use in the Company’s operations within 12 months of the reporting date is presented in non-current assets. See Note 2 – Pulmatrix Transaction.

Held-to-Maturity Investments — The Company’s investments generally consist of commercial paper, corporate notes or bonds and U.S. Treasury securities. As of September 30, 2024 and December 31, 2023, the Company held short-term and long-term investments of debt securities, including commercial paper and bonds. The Company intends to hold its investments until maturity; therefore, these investments are stated at amortized cost. The investments with maturities less than 12 months are included in short-term investments and investments with maturities in excess of twelve months are included in long-term investments in the condensed consolidated balance sheets. The amortization or accretion of the Company’s investments is recognized as interest income in the condensed consolidated statements of operations.

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

The Thirona convertible notes are classified as available-for-sale securities and included in other assets as of September 30, 2024 and prepaid expense and other current assets as of December 31, 2023 in the condensed consolidated balance sheets. The Company periodically assesses whether it has any intention to sell the investment, determines the fair value of its available-for-sale investment using level 3 inputs and assesses whether there were other-than-temporary impairments associated with the investment. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income until realized, while unrealized losses related to credit risk are reported through earnings in the period incurred.

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

Pre-Launch Inventory — An improvement to the manufacturing process for the Company’s primary excipient, fumaryl diketopiperazine (“FDKP”) was demonstrated to be viable and management expects to realize an economic benefit in the future as a result of such process improvement. Accordingly, the Company is required to assess whether to capitalize inventory costs related to such excipient prior to validation of the improved manufacturing process and adoption of the new supplier. In doing so, management must consider a number of factors in order to determine the amount of inventory to be capitalized, including the historical experience of modifying the Company’s manufacturing processes, feedback from technical experts and regulatory agencies on the changes being effected and the amount of inventory that is likely to be used in commercial production. The shelf life of the excipient will be determined as part of the validation process; in the interim, the Company must assess the available stability data to determine whether there is likely to be adequate shelf life to support anticipated future sales occurring beyond the expected adoption date of the new raw material. If management is aware of any specific material risks or contingencies other than the normal regulatory reporting process, or if the criteria for capitalizing inventory produced prior to regulatory approval are otherwise not met, the Company would not capitalize such inventory costs, choosing instead to recognize such costs as R&D expense in the period incurred. See Note 5 – Inventories.

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

Acquisitions — The Company first determines whether a set of assets acquired constitute a business and should be accounted for as a business combination. If the assets acquired do not constitute a business, the Company accounts for the transaction as an asset acquisition. Business combinations are accounted for by means of the acquisition method of accounting. Under the acquisition method, assets acquired, including in-process R&D (“IPR&D”), and liabilities assumed are recorded at their respective fair values as of the acquisition date in the Company’s condensed consolidated financial statements. Leases are recorded at the net present value of the remaining lease payments. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. A gain on bargain purchase is recorded if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. Contingent consideration obligations incurred in connection with a business combination (including the assumption of an acquiree’s liability arising from an acquisition it consummated prior to the Company’s acquisition) are recorded at their fair values on the acquisition date and remeasured at their fair values each subsequent reporting period until the related contingencies have been resolved. The resulting changes in fair values are recorded in earnings.

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

Goodwill and Other Intangible Assets — The fair value of acquired intangible assets is determined using either a cost approach or an income approach. The cost approach establishes fair value based on the cost of reproducing or replacing the asset, less depreciation for functional or economic obsolescence. The income approach, referred to as the excess earnings method, utilizes Level 3 fair value inputs to determine the present value of future economic benefits to be derived from ownership of the intangible asset. Market participant valuations assume a global view considering all potential jurisdictions and indications based on discounted after-tax cash flow projections, risk adjusted for estimated probability of technical and regulatory success.

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

IPR&D acquired in a business combination is considered an indefinite-lived intangible asset until the completion or abandonment of the associated R&D efforts. During the R&D period, the asset is not amortized but rather is tested for impairment when facts or circumstances suggest that the carrying value of the asset may not be recoverable. Once the R&D efforts are completed, the Company accounts for the resulting asset as a finite-lived intangible asset. If the R&D efforts are abandoned, the asset balance is written off to R&D expense.

Recognized Loss on Purchase Commitments — The Company reviews the terms of the long-term supply agreements and assesses the need for any accrual for estimated losses, such as lower of cost or net realizable value, that will not be recovered by future product sales. The recognized loss on purchase commitments is reduced as inventory items are received or as the liability is extinguished. See Note 15 – Commitments and Contingencies.

Milestone Rights Liability — In July 2013, in conjunction with the execution of a (now repaid) loan agreement with Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (collectively, “Deerfield”), the Company entered into a Milestone Rights Purchase Agreement (the “Milestone Rights Agreement”) pursuant to which the Company issued certain milestone rights to Deerfield Private Design Fund II, L.P. and Horizon Santé FLML SÀRL (the “Original Milestone Purchasers”). The foregoing milestone rights provided the Original Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and Afrezza sales milestones, $50.0 million of which remains payable as of September 30, 2024 upon achievement of such milestones (collectively, the “Milestone Rights”). In December 2021, the Milestone Rights were purchased by Barings Global Special Situations Credit Fund 4 (Delaware), L.P. and Barings Global Special Situations Credit 4 (LUX) S.ar.l. (together, the “Milestone Purchasers”). As a result, the Milestone Purchasers have assumed the obligations of the Original Milestone Purchasers and are now entitled to all rights under the Milestone Rights Agreement. The Milestone Rights liability is reported at fair value at the date of the agreement which is periodically offset against payments. See Note 11 – Fair Value of Financial Instruments.

The initial fair value estimate of the Milestone Rights was calculated using the income approach in which the cash flows associated with the specified contractual payments were adjusted for both the expected timing and the probability of achieving the milestones and discounted to present value using a selected market discount rate. The expected timing and probability of achieving the milestones was developed with consideration given to both internal data, such as progress made to date and assessment of criteria required for achievement, and external data, such as market research studies. The discount rate was selected based on an estimation of required rate of returns for similar investment opportunities using available market data. The Milestone Rights liability is remeasured as the specified milestone events are achieved. Specifically, as each milestone event is achieved, the portion of the initially recorded Milestone Rights liability that pertains to the milestone event being achieved, is remeasured to the amount of the specified related milestone payment. The resulting change in the balance of the Milestone Rights liability due to remeasurement is recorded in the

Company’s condensed consolidated statements of operations as interest expense. Furthermore, the Milestone Rights liability is reduced upon the settlement of each milestone payment. As a result, each milestone payment is effectively allocated between a reduction of the recorded Milestone Rights liability and an expense representing a return on a portion of the Milestone Rights liability paid to the investor for the achievement of the related milestone event. See Note 8 – Accrued Expenses and Other Current Liabilities and Note 15 – Commitments and Contingencies.

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

Recently Issued Accounting Standards — In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). This ASU requires disaggregated information about a public entity’s effective tax rate reconciliation as well as additional information on income taxes paid. This ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of the guidance on its condensed consolidated financial statement disclosures.

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

2. Pulmatrix Transaction

On May 28, 2024, the Company executed a bill of sale and assignment agreement with Pulmatrix, Inc. ("Pulmatrix") whereby the Company acquired from Pulmatrix certain lab assets and assumed certain liabilities, including the lease for an R&D facility in Bedford, Massachusetts. Concurrently, the Company and Pulmatrix entered into an intellectual property cross-license agreement (the "Cross License Agreement") for the Company's out-licensing of its Cricket® Device to Pulmatrix and in-licensing of Pulmatrix's iSPERSE™ technology, and a master service agreement. The parties and landlord also entered into an amendment to lease and consent to assignment of the lease. Each of these agreements became effective upon the closing of the collective transaction (the "Pulmatrix Transaction") on July 8, 2024 (the "Effective Date"). The Company also entered into employment agreements with 13 Pulmatrix R&D employees who began employment with the Company on the Effective Date.

Pursuant to the Cross License Agreement, the Company granted to Pulmatrix certain exclusive and non-exclusive rights to develop, use, manufacture, market, offer and sell its single-use disposable dry powder inhaler (the "Cricket Device") for the inhaled delivery of dihydroergotamine in any formulation whatsoever (including Pulmatrix's’s PUR3100 treatment of acute migraine), and the inhaled delivery of one or more active pharmaceutical ingredients formulated with iSPERSE for the treatment of neurological disease in humans (collectively, the “Cricket License”).

In return, Pulmatrix granted to the Company certain exclusive and non-exclusive rights to develop, use, manufacture, market, offer and sell iSPERSE formulations of clofazimine and insulin, and formulations of iSPERSE with one or more active pharmaceutical ingredients for the treatment of nontuberculous mycobacteria lung disease in humans, endocrine disease in humans, and interstitial lung diseases in humans (collectively, the “iSPERSE License”).

The Company may also provide certain development services to Pulmatrix under the Master Services Agreement, including but not limited to, activities to develop a dry powder formulation of the active pharmaceutical ingredient that Pulmatrix provides to the Company for oral inhalation using iSPERSE.

Accounting Treatment

The Pulmatrix Transaction was accounted for as a business combination using the acquisition method of accounting, which requires, among other things, the assets acquired and liabilities assumed to be recognized at their respective fair values as of the Effective Date. The excess of the fair value of the net assets acquired over the purchase price in this non-cash transaction was recorded as a gain on bargain purchase.

The fair values of identifiable assets acquired and liabilities assumed by the Company from Pulmatrix as of the Effective Date are reflected below (in thousands):

Amount
Assets:
iSPERSE License – IPR&D	$4,300
Right-of-use asset – Bedford R&D facility	10,057
Property and equipment	959
Total assets	15,316
Liabilities:
Operating lease liability – Bedford R&D facility	10,057
Total liabilities	10,057
Net assets acquired – Gain on bargain purchase	$5,259

The fair value of the Cricket License transferred to Pulmatrix was determined to be immaterial based on the current market availability of numerous third party single-dose dry powder inhalers and the significant time, cost, and risk required to potentially commercialize the Cricket Device. The transfer of the Cricket License was within the scope of ASC 606 as a sale of functional intellectual property, however, since no value was attributed to the Cricket License, no revenue was recognized by the Company.

The fair value of the iSPERSE License was determined by applying a cost approach, which assesses current replacement cost to acquire or construct a substitute asset of comparable utility as of the Effective Date. The iSPERSE License was deemed to have a fair value of $4.3 million based on the estimate of internal and external costs to recreate the underlying technology, which are inputs not observable in the market and therefore considered Level 3 measurements. The iSPERSE technology will be utilized in the Company's continuing R&D efforts and accounted for as IPR&D.

The fair values of the right-of-use asset and lease liability for the assumed R&D facility operating lease were assessed in accordance with ASC 842, Leases, based on discounted cash flows from future lease payments, utilizing the Company’s incremental borrowing rate of 7.25%. In June 2024, in anticipation of the facility lease assumption on the Effective Date, the Company transferred $0.7 million to a depository account at a financial institution to collateralize a conditional stand-by letter of credit as required under the lease. This amount is reflected as long-term restricted cash as of September 30, 2024. The lease term extends from the Effective Date through November 30, 2033 with monthly payments of $0.1 million increasing 3% annually starting on December 1, 2024. See Note 15 – Commitments and Contingencies.

Property and equipment were assessed for monetary benefit, remaining economic life, and relative risk based on the Company's industry knowledge and analysis of sales of comparable equipment to arrive at fair value.

Transaction costs totaling $0.1 million were expensed as incurred and reflected in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024.

Pro forma results of operation for the Transaction have not been presented, as the effects of the Transaction were not material to the condensed consolidated financial statements.

3. Investments

Cash Equivalents — Cash equivalents consist of highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase that are readily convertible into cash.

Available-for-Sale Investment — The Company's investment in Thirona is comprised of two notes with aggregate face value of $8.0 million and stated interest rate of 10%. The Thirona convertible notes are classified as available-for-sale securities and are included in other assets as of September 30, 2024 and prepaid expenses and other current assets as of December 31, 2023 in the condensed consolidated balance sheets. Available-for-sale investments are measured at fair value with realized gains and losses reported in other income (expense) in the condensed consolidated statements of operations. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income (loss) until realized. The Company determines the fair value of its available-for-sale investments using level 3 inputs and evaluates the fair value of its investment in Thirona by applying a scenario based method with a hypothetical yield of 28.0% and 35.0%, and volatility of 70.0% and 90.0% at September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, the fair value of the Company's investment in Thirona was $5.9 million and $6.9 million, respectively. For the three and nine months ended September 30, 2024, the Company recorded an unrealized holding gain of $0.6 million. Additionally, for the nine months ended September 30, 2024, the Company recognized a loss of $1.6 million on its investment in Thirona as a result of modification of the Thirona convertible notes. For the three and nine months ended September 30, 2023, the Company recognized a gain of $0.9 million on its investment in Thirona as a result of the recovery of a temporary impairment and an unrealized holding gain of $0.4 million. For the three and nine months ended September 30, 2024, the Company recognized no interest income on investment and $0.1 million and $0.4 million for the three and nine months ended September 30, 2023, respectively.

Held-to-Maturity Investments — Investments consist of highly liquid investments that are intended to facilitate liquidity and capital preservation. The amortization or accretion of the Company’s investments is recognized in the condensed consolidated statements of operations as interest income. For the three and nine months ended September 30, 2024, the Company recognized $3.2 million and $9.8 million, respectively, of interest income on investments, of which $2.1 million and $6.0 million, respectively, was net accretion on certain investments. For the three and nine months ended September 30, 2023, the Company recognized $1.5 million and $4.0 million, respectively, of interest income on investments, of which $0.5 million and $0.9 million, respectively, was net accretion on certain investments. No allowance for credit losses on held-to-maturity securities was required as of September 30, 2024 or December 31, 2023.

The contractual maturities of the Company’s held-to-maturity investments are summarized below (in thousands):

	September 30, 2024		December 31, 2023
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Due in one year or less(1)	$230,797	$231,555	$115,263	$115,374
Due after one year through five years	16,796	16,992	7,155	7,197
Total	$247,593	$248,547	$122,418	$122,571

___________________________

(1)
The investments due in one year or less include cash equivalents of $41.6 million as of September 30, 2024 and $58.6 million as of December 31, 2023.

The fair value of the cash equivalents, long-term and short-term investments are disclosed below (dollars in thousands).

	September 30, 2024
	Investment Level	Amortized Cost (Carrying Value)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Money market funds and other	Level 1	$31,298	$—	$—	$31,298
Commercial bonds and paper	Level 2	57,477	268	(12)	57,733
U.S. Treasury Securities	Level 2	158,818	700	(2)	159,516
Total cash equivalents and investments		247,593	968	(14)	248,547
Less: cash equivalents		(41,582)	—	—	(41,582)
Total Investments		$206,011	$968	$(14)	$206,965

	December 31, 2023
	Investment Level	Amortized Cost (Carrying Value)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Money market funds	Level 1	$69,611	$—	$—	$69,611
Commercial bonds and paper	Level 2	43,251	135	(38)	43,348
U.S. Treasury Securities	Level 2	9,556	56	—	9,612
Total cash equivalents and investments		122,418	191	(38)	122,571
Less: cash equivalents		(58,644)	—	—	(58,644)
Total Investments		$63,774	$191	$(38)	$63,927

As of September 30, 2024 and December 31, 2023, there was $1.1 million and $0.5 million, respectively, of accrued interest receivable on investments which is included in prepaid expense and other current assets in our condensed consolidated balance sheets.

4. Accounts Receivable

Accounts receivable, net consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Accounts receivable – commercial
Accounts receivable, gross	$18,359	$20,199
Wholesaler distribution fees and prompt pay discounts	(2,363)	(2,469)
Reserve for returns	(7,817)	(6,215)
Allowance for credit losses	—	(157)
Total accounts receivable – commercial, net	8,179	11,358
Accounts receivable – collaborations and services	10,005	3,543
Total accounts receivable, net	$18,184	$14,901

As of December 31, 2023, the allowance for credit losses and doubtful accounts for commercial accounts receivable of $0.2 million was related to accounts receivable for Zealand Pharma US, Inc. As of September 30, 2024, the Company had three wholesale distributors representing approximately 87% of commercial accounts receivable and 77% and 73% of gross sales during the three and nine months ended September 30, 2024, respectively.

As of September 30, 2024 and December 31, 2023, there was no allowance for credit losses for accounts receivable for collaborations and services. The Company had one collaboration partner, UT, that comprised 100% of the collaboration and services net accounts receivable as of September 30, 2024 and December 31, 2023 and approximately 100% of gross revenue from collaborations and services for the three and nine months ended September 30, 2024.

5. Inventories

Inventories consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$6,437	$6,262
Work-in-process	9,074	13,646
Finished goods	11,152	8,637
Total inventory	$26,663	$28,545

Work-in-process and finished goods as of September 30, 2024 and December 31, 2023 include conversion costs and exclude the cost of insulin. All insulin inventory on hand was written off and the projected loss on the purchase commitment contract to purchase future insulin was accrued as of the end of 2016. Raw materials inventory included $0.8 million of pre-launch inventory as of September 30, 2024 and December 31, 2023.

The Company analyzed its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value. The Company also performed an assessment of projected sales and evaluated the lower of cost or net realizable value and the potential excess inventory on hand as of September 30, 2024 and December 31, 2023. Inventory that did not meet acceptable standards or was forecasted to become obsolete due to expiration is reserved for inventory obsolescence in the condensed consolidated balance sheets and recorded in costs of goods sold in the condensed consolidated statements of operations. As a result of these assessments there were inventory write-offs of $0.3 million and $1.9 million for the three and nine months ended September 30, 2024, respectively, and $0.3 million and $3.7 million for the three and nine months ended September 30, 2023, respectively.

6. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful
	Life (Years)	September 30, 2024	December 31, 2023
Land	—	$875	$875
Buildings	39-40	17,389	17,389
Building improvements(1)	5-40	90,573	46,357
Machinery and equipment	3-15	65,733	60,410
Furniture, fixtures and office equipment	5-10	3,350	3,070
Computer equipment and software	3	8,811	8,658
Construction in progress(1)	—	5,242	48,997
Total property and equipment		191,973	185,756
Less accumulated depreciation		(106,634)	(101,536)
Total property and equipment, net		$85,339	$84,220

___________________________

(1)
During the nine months ended September 30, 2024, the Company transferred $43.5 million from construction in progress to building improvements for assets placed in service related to the expansion of the Company's manufacturing facility.

Depreciation expense related to property and equipment was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Depreciation Expense	$2,099	$1,117	$5,151	$3,250

During each of the three and nine months ended September 30, 2024, the Company retired $0.1 million of manufacturing equipment as it was no longer in service. The net book value for the disposed assets was de minimis. There were no asset retirements during the three and nine months ended September 30, 2023.

7. Goodwill and Other Intangible Assets

Goodwill — Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The balance of goodwill was $1.9 million as of September 30, 2024 and December 31, 2023 as a result of the Company's acquisition of V-Go in May 2022. Goodwill is tested at least annually for impairment by assessing qualitative factors in determining whether it is more likely than not that the fair value of net assets is below their carrying amounts. See Note 1 – Description of Business and Significant Accounting Policies.

Other Intangible Assets — Other intangible assets consisted of the following (dollars in thousands):

	Estimated	September 30, 2024			December 31, 2023
	Useful Life (Years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Developed technology	15	$1,200	$(187)	$1,013	$1,200	$(127)	$1,073
iSPERSE License – IPR&D	—	4,300	—	4,300	—	—	—
Total		$5,500	$(187)	$5,313	$1,200	$(127)	$1,073

Amortization expense related to the developed technology was de minimis for the three and nine months ended September 30, 2024 and 2023. The estimated annual amortization expense for the developed technology for the years ended December 31, 2024 through 2028 is approximately $0.1 million per year and $0.6 million, thereafter.

The iSPERSE License — IPR&D is an indefinite-lived intangible asset, and as such is not amortized but rather is tested for impairment when facts or circumstances indicate the carrying value of the asset may not be recoverable. Upon completion of the underlying R&D efforts, the intangible asset will be accounted for as a finite-lived intangible asset. If the R&D efforts are abandoned, the IPR&D asset balance will be written off to R&D expense.

The Company evaluates its other intangible assets for potential impairment annually and when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. See Note 1 – Description of Business and Significant Accounting Policies.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	September 30, 2024	December 31, 2023
Salary and related expenses	$16,239	$19,506
Discounts and allowances for commercial product sales	9,869	9,541
Accrued interest	479	2,153
Deferred lease liability	2,483	1,423
Current portion of milestone rights liability(1)	639	752
Returns reserve for acquired product(2)	1,468	601
Professional fees	563	979
State income tax liability	1,507	1,561
Other	4,139	5,520
Accrued expenses and other current liabilities	$37,386	$42,036

_________________________

(1)
See Note 15 – Commitments and Contingencies under Contingencies — Milestone Rights.
(2)
See Note 15 – Commitments and Contingencies under Loss Contingencies — Returns Reserve for Acquired Product.

9. Borrowings

Carrying amount of the Company's borrowings consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Senior convertible notes	$227,941	$226,851
MidCap credit facility	—	33,019
Mann Group convertible note	—	8,829
Total debt – net carrying amount	$227,941	$268,699

The following table provides a summary of the Company’s principal balance of debt and key terms:

	Amount Due		Terms
	September 30, 2024	December 31, 2023	Annual Interest Rate	Maturity Date	Conversion Price
Senior convertible notes	$230.0 million	$230.0 million	2.50%	March 2026	$5.21 per share
MidCap credit facility(1)	$—	$33.3 million	one-month SOFR (1% floor) plus 6.25%; cap of 8.25%	August 2025	N/A
Mann Group convertible note(2)	$—	$8.8 million	2.50%	December 2025	$2.50 per share

_________________________

(1)
Repaid on April 1, 2024.
(2)
Repaid on April 2, 2024.

The maturities of the Company’s borrowings as of September 30, 2024 are as follows (in thousands):

Amounts
Remainder of 2024	$—
2025	—
2026	230,000
Total principal payments	230,000
Debt issuance costs	(2,059)
Total debt	$227,941

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

The Company’s net proceeds from the March 2021 offering were approximately $222.7 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by the Company. As of September 30, 2024 and December 31, 2023, the unamortized debt issuance cost was $2.1 million and $3.1 million, respectively.

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

During the nine months ended September 30, 2024, Mann Group converted $0.1 million of interest into 15,285 shares of common stock. During the nine months ended September 30, 2023, Mann Group converted $0.2 million of interest into 37,122 shares of common stock.

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

Amortization of the premium and accretion of debt issuance costs related to all borrowings were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization of debt discount and prepayment fee	$—	$109	$85	$323
Amortization of debt issuance cost	363	363	1,175	1,090

10. Collaboration, Licensing and Other Arrangements

Revenue from collaborations and services were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
UT CSA(1)	$23,231	$12,800	$73,673	$34,897
UT License Agreement (2)	—	271	347	698
Cipla License and Distribution Agreement	37	37	110	110
Total revenue from collaborations and services	$23,268	$13,108	$74,130	$35,705

_________________________

(1)
Amounts consist of revenue recognized for Manufacturing Services and Product Sales to UT for the periods presented.
(2)
Amounts consist of revenue recognized for Next-Gen R&D Services and R&D Services and License for the periods presented.

United Therapeutics License Agreement — In September 2018, the Company and UT entered into an exclusive global license and collaboration agreement (the “UT License Agreement”), pursuant to which UT is responsible for global development, regulatory and commercial activities with respect to Tyvaso DPI. Pursuant to the UT License Agreement, the Company receives a 10% royalty on net sales of Tyvaso DPI. In December 2023, the Company sold a 1% royalty on future net sales of Tyvaso DPI to a royalty purchaser, with the Company retaining a 9% royalty. In August 2021, the Company and UT entered into the CSA, pursuant to which the Company is responsible for manufacturing and supplying to UT, and UT is responsible for purchasing from the Company on a cost-plus basis. In addition, UT is responsible for supplying treprostinil at its expense in quantities necessary to enable the Company to manufacture Tyvaso DPI as required by the CSA.

Total revenue from UT was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
UT Revenue
UT CSA	$23,231	$12,800	$73,673	$34,897
UT License Agreement	—	271	347	698
Royalties – Collaboration (1)	27,083	20,218	75,326	50,951
Total revenue from UT	$50,314	$33,289	$149,346	$86,546

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

In February 2024, the Company entered into an additional agreement for a separate performance obligation which was accounted for separately as it was distinct from Manufacturing Services and Product Sales and offered at a standalone selling price. Revenue is recognized at a point in time as services are rendered.

As of September 30, 2024, deferred revenue from UT consisted of $70.5 million, of which $6.4 million was classified as current and $64.1 million was classified as long-term on the condensed consolidated balance sheet. As of December 31, 2023, deferred revenue consisted of $77.5 million, of which $8.9 million was classified as current and $68.6 million was classified as long-term on the condensed consolidated balance sheet. The Company determined that the revenue recognition associated with the capital improvements should be combined with the Manufacturing Services and Product Sales performance obligation.

Thirona Collaboration Agreement — In June 2021, the Company and Thirona entered into a collaboration agreement to evaluate the therapeutic potential of Thirona’s compound for the treatment of fibrotic pulmonary diseases. If initial studies are promising, the Company can exercise certain rights to seek a full license to the compound for clinical development and commercialization. The parties will perform their respective obligations and provide reasonable support for research, clinical development and regulatory strategy. The collaboration agreement was accounted for under ASC 808, Collaborative Agreements; however, no consideration was exchanged between the parties. The costs incurred by the Company were expensed as R&D in the condensed consolidated statements of operations. On February 28, 2023, the collaboration agreement was amended to extend the term through June 2024. In accordance with the amendment, the Company agreed to fund a minimum of $1.1 million to be expended on a revised development plan prepared by Thirona, of which $1.1 million has been funded through September 30, 2024.

Biomm Supply and Distribution Agreement — In May 2017, the Company and Biomm S.A. ("Biomm") entered into a supply and distribution agreement for the commercialization of Afrezza in Brazil. Under this agreement, Biomm was responsible for pursuing regulatory approvals of Afrezza in Brazil, including from the Agência Nacional de Vigilância Sanitária (“ANVISA”) and, with respect to pricing matters, from the Camara de Regulação de Mercado de Medicamentos (“CMED”), both of which were received. Biomm commenced product sales in January 2020. No shipments of product were made to Biomm in 2023 or the first three quarters of 2024.

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

As of September 30, 2024, the deferred revenue balance for Cipla was $1.2 million, of which $0.1 million was classified as current and $1.1 million was classified as long term in the condensed consolidated balance sheets. As of December 31, 2023, the deferred revenue balance was $1.4 million, of which $0.2 million was classified as current and $1.2 million was classified as long term in the condensed consolidated balance sheets.

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

The carrying amounts reported in the condensed consolidated financial statements for cash, accounts receivable, accounts payable, and accrued expenses and other current liabilities (excluding the Milestone Rights liability) approximate their fair value due to their relatively short maturities. The fair value of the Senior convertible notes, MidCap credit facility, Mann Group convertible note, Milestone Rights liability, Contingent milestone liability, Financing liability and Liability for sale of future royalties are disclosed below.

Financial Liabilities — The following tables set forth the fair value of the Company’s financial instruments (Level 3 in the fair value hierarchy) (in millions):

	September 30, 2024
		Fair Value
	Carrying Value	Significant Unobservable Inputs (Level 3)
Financial liabilities:
Senior convertible notes(1)	$227.9	$284.7
Milestone rights(2)	3.2	11.3
Contingent milestone liability(3)	0.3	0.3
Financing liability(4)	104.0	106.5
Liability for sale of future royalties(5)	147.5	137.4

_________________________

(1)
Fair value was determined by applying a discounted cash flow analysis to the straight note with a hypothetical yield of 11.0%, volatility of 52.0% and a Monte Carlo simulation for the value of the conversion feature. A change in yield of + or – 2% would result in a fair value of $279.6 million and $290.0 million, respectively.
(2)
Fair value was determined by applying a Monte Carlo simulation method for the calculation of the potential payment and the Geometric Brownian Motion forecasting model to estimate the underlying revenue. Market based inputs and other level 3 inputs were used to forecast future revenue. The key inputs used included a risk-free rate of 3.7%, dividend yield of 0.0%, volatility of 50.0%, period of 7.3 years and credit risk of 15.0%.
(3)
Fair value was determined by using the Monte Carlo simulation method for the calculation of the potential payment and the Geometric Brownian Motion forecasting model to estimate the underlying revenue. Market based inputs and other level 3 inputs were used to forecast future revenue. The key inputs used included a risk-free rate of 3.9%, dividend yield of 0.0%, volatility of 43.0%, period of 13.3 years and credit risk of 15.0%.
(4)
Fair value was determined by applying a discounted cash flow analysis with a hypothetical yield of 9.5%. A change in yield of + or – 2% would result in a fair value of $94.1 million and $121.8 million, respectively.
(5)
At September 30, 2024, fair value was determined by applying a discounted cash flow analysis with a hypothetical yield of 11.0%. A change in yield of + or – 2% would result in a fair value of $121.9 million and $156.4 million, respectively. At December 31, 2023, the carrying value approximated the fair value.

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

12. Common and Preferred Stock

The Company is authorized to issue 800,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series as designated by the Company’s board of directors. No other class of capital stock is authorized. As of September 30, 2024 and December 31, 2023, 275,775,038 and 270,034,495 shares of common stock, respectively, were issued and outstanding and no shares of preferred stock were outstanding.

In February 2018, the Company entered into a controlled equity offering sales agreement (the “CF Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Cantor Fitzgerald, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million or such other amount as may be permitted by the Sales Agreement. Under the Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. There were no sales under the CF Sales Agreement during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, the Company sold 1,478,090 shares of common stock at a weighted average purchase price of $4.66 per share for gross proceeds of approximately $6.9 million pursuant to the CF Sales Agreement.

During the nine months ended September 30, 2024, the Company received $1.4 million from the market price stock purchase plan ("MPSPP") for 416,099 shares of common stock. During the nine months ended September 30, 2023, the Company received $0.2 million from the MPSPP for 36,004 shares.

For shares of common stock issued pursuant to the Company's 2004 employee stock purchase plan ("ESPP"), see Note 14 – Stock-Based Compensation Expense.

13. Earnings per Common Share

The following tables summarize the components of the basic and diluted EPS computations (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
EPS — basic:
Net income (loss) (numerator)	$11,550	$1,721	$20,166	$(13,339)
Weighted average common shares (denominator)	274,998	268,732	272,811	266,126
Net income (loss) per share	$0.04	$0.01	$0.07	$(0.05)
EPS — diluted:
Adjusted net income (loss) (numerator)	$11,550	$3,578	$20,166	$(13,339)
Weighted average common shares	274,998	268,732	272,811	266,126
Effect of dilutive securities — common shares issuable	9,695	55,038	8,596	—
Adjusted weighted average common shares (denominator)	284,693	323,770	281,407	266,126
Net income (loss) per share	$0.04	$0.01	$0.07	$(0.05)

For the three months ended September 30, 2024, diluted net income per share excluded the weighted average effect of 10.4 million shares of RSUs and Market RSUs, 0.4 million options and PNQs and 44.1 million common shares issuable upon conversion of our Senior convertible notes, as they were antidilutive. For the nine months ended September 30, 2024, diluted net income per share excluded the weighted average effect of 9.1 million RSUs and Market RSUs, 0.7 million options and PNQs and 44.1 million common shares issuable upon conversion of our Senior convertible notes, as they were antidilutive.

For the three months ended September 30, 2023, diluted net income per share excluded the weighted average effect of 9.4 million shares of RSUs and Market RSUs and 2.0 million options and PNQs as they were antidilutive.

Common shares issuable represents incremental shares of common stock which consist of RSUs, stock options, warrants, and shares that could be issued upon conversion of the Senior convertible notes and the Mann Group convertible notes. Potentially dilutive securities outstanding which were considered antidilutive due to the net losses incurred for the nine months ended September 30, 2023 are summarized as follows (in shares):

September 30,
2023
Senior convertible notes	44,120,463
RSUs and Market RSUs(1)	21,151,454
Common stock options and PNQs	8,447,339
Mann Group convertible notes	3,370,000
Total shares	77,089,256

__________________________

(1)
Market RSUs issued in 2021, 2022 and 2023 are included at the share delivery of 0%, 205% and 219%, respectively, in accordance with a valuation assessment obtained as of September 30, 2023.

14. Stock-Based Compensation Expense

The Company granted the following awards (in shares):

	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2024		2024		2024		2024
Employee awards:
RSUs	267,990	(1)	3,205,910	(2)	241,253	(5)	3,715,153
Market RSUs	—		2,144,000	(3)	—		2,144,000
Non-employee director RSUs	—		280,376	(4)	—		280,376
Total awards issued	267,990		5,630,286		241,253		6,139,529

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
(3)
Market RSUs had a grant date fair value of $10.30 per share and will vest on July 15, 2027. The number of shares delivered on the vesting date is determined by the percentile ranking of MannKind total shareholder return ("TSR") over the period from July 1, 2024 until June 30, 2027 relative to the TSR of the Russell 3000 Pharmaceutical & Biotechnology Index over the same three-year period, as follows: less than 25th percentile=0% of target, 25th percentile=50% of target, 50th percentile=100% of target, 75th percentile=200% of target, 90th percentile or higher=300% maximum. Payout values will be interpolated between the percentile rankings above.
(4)
RSUs had a weighted average grant date fair value of $4.45 per share and vested immediately upon the grant date; however, the underlying shares of common stock will not be delivered until there is a separation of service such as resignation, retirement or death.
(5)
RSUs had a weighted average grant date fair value of $5.34 per share, of which 219,285 RSUs had a vesting period of 33.3% annually over the second, third, and fourth anniversary of the vesting determination date, and 21,968 RSUs had a vesting period of 40% on the first anniversary and 60% on the second anniversary of the vesting determination date.

As of September 30, 2024, there was $26.2 million and $27.4 million of unrecognized stock-based compensation expense related to RSUs and Market RSUs, respectively, which is expected to be recognized over a weighted average period of approximately 2.84 and 1.98 years, respectively.

Total stock-based compensation expense recognized in the condensed consolidated statements of operations as cost of goods sold, cost of revenue – collaborations and services, R&D and selling, general and administrative expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
RSUs and options	$5,047	$4,442	$14,994	$13,324
Employee stock purchase plan	180	159	546	512
Total	$5,227	$4,601	$15,540	$13,836

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

There were approximately 2.6 million shares of common stock available for issuance under the ESPP as of September 30, 2024.

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

Contingencies — Milestone Rights — In July 2013, the Company entered into the Milestone Rights Agreement with the Original Milestone Purchasers, pursuant to which the Company granted the Milestone Rights to receive payments up to $90.0 million upon the occurrence of specified strategic and sales milestones, $50.0 million of which remains payable to the Milestone Purchasers as of September 30, 2024. The Milestone Rights Agreement includes customary representations and warranties and covenants by the Company, including restrictions on transfers of intellectual property related to Afrezza. The Milestone Rights are subject to acceleration in the event the Company transfers its intellectual property related to Afrezza in violation of the terms of such agreement.

During each of the nine months ended September 30, 2024 and 2023, the Company made milestone payments of $5.0 million to the Milestone Purchasers. As of September 30, 2024 and December 31, 2023, the remaining Milestone Rights liability balance was $3.2 million and $3.9 million, respectively, and consisted of $0.7 million and $0.8 million, respectively, of current liability, which was presented as accrued expenses and other current liabilities, and $2.5 million and $3.1 million, respectively, of long-term liability, which was presented as milestone liabilities in the condensed consolidated balance sheets. The value of the Milestone Rights liability was based on initial fair value estimates calculated using the income approach and is reduced by milestone achievement payments made.

Loss Contingencies — Returns Reserve for Acquired Product — During the nine months ended September 30, 2024, the Company reassessed its previously-determined estimate for product returns associated with sales of V-Go that pre-date the Company's acquisition of the product and recorded an additional $1.4 million, which is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets as of September 30, 2024 and being reduced as product returns are received. Losses on estimated returns of acquired product were recorded in general and administrative expenses in the condensed consolidated statements of operations.

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

Given the Company’s continuing involvement with the generation of Tyvaso DPI revenue under the UT License Agreement and CSA, which includes the Company’s supply and manufacture of Tyvaso DPI, and the Company’s retention and associated defense and maintenance obligations of the intellectual property required in the manufacture of Tyvaso DPI, the Upfront Proceeds were recorded as a liability for sale of future royalties (the “Royalty Liability”) on the condensed consolidated balance sheets, and any proceeds from future milestones will be added to the Royalty Liability balance upon receipt. Although the Company is not obligated to repay any portion of the Purchase Price to Sagard, the Royalty Liability under the PSA is secured by a security interest granted to Sagard in the underlying 1% royalty rights and any proceeds therefrom. As a result of the PSA, transaction costs totaling $4.4 million (including the Reimbursements) are reported net of the Royalty Liability balance and amortized to interest expense in the condensed consolidated statements of operations over the life of the PSA using the effective interest method. Unamortized transaction costs totaled $4.2 million and $4.4 million at September 30, 2024 and December 31, 2023, respectively.

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

The following table shows the activity within the Royalty Liability account during the nine months ended September 30, 2024 as well as the effective interest rate (dollars in thousands):

Balance, January 1, 2024	$145,810
Amortization of deferred transaction costs	172
Non-cash interest expense on liability for sale of future royalties	12,548
Royalty revenue earned by or payable to Sagard	(9,635)
Balance, September 30, 2024	$148,895

Effective interest rate	8.8% – 11.5%

Sale-Leaseback Transaction— In November 2021, the Company sold certain land, building and improvements located in Danbury, CT (the "Property") to an affiliate of Creative Manufacturing Properties (the "Purchaser") for a sales price of $102.3 million, subject to terms and the conditions contained in a purchase and sale agreement.

Effective with the closing of the Sale-Leaseback Transaction, the Company and the Purchaser entered into a lease agreement (the “Lease”), pursuant to which the Company leased the Property from the Purchaser for an initial term of 20 years, with four renewal options of five years each. The total annual rent under the Lease starts at approximately $9.5 million per year, subject to a 50% rent abatement during the first year of the Lease, and will increase annually by (i) 2.5% in the second through fifth year of the Lease and (ii) 3% in the sixth and each subsequent year of the Lease, including any renewal term, utilizing a weighted average discount rate of 9.0%. The Company is responsible for payment of operating expenses, property taxes and insurance for the Property. The Purchaser will hold a security deposit of $2.0 million during the Lease term. Pursuant to the terms of the Lease, the Company has four options to repurchase the Property, in 2026, 2031, 2036 and 2041, for the greater of (i) $102.3 million and (ii) the fair market value of the Property.

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

As of September 30, 2024, the related financing liability was $104.0 million, which was recognized in the condensed consolidated balance sheet and of which $94.0 million was long-term and $10.0 million was current. As of December 31, 2023, the related financing liability was $104.1 million, of which $94.3 million was long-term and $9.8 million was current.

Financing liability information was as follows (dollars in thousands):

	September 30, 2024	December 31, 2023
Weighted average remaining lease term (in years)	17.1	17.8

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense on financing liability	$2,470	$2,459	$7,361	$7,332

The Company's remaining financing liability payments were as follows (in thousands):

September 30, 2024
Remainder of 2024	$2,532
2025	10,269
2026	10,533
2027	10,849
2028	11,174
Thereafter	177,278
Total	222,635
Interest payments	(116,113)
Debt issuance costs	(2,519)
Total financing liability	$104,003

Financing Lease — In May 2024, the Company acquired audio-visual equipment via a financing lease with de minimis monthly principal and interest payments and a termination date in May 2029.

Financing lease information was as follows (dollars in thousands):

September 30, 2024
Financing lease right-of-use asset(1)	$219

Financing lease liability-current(2)	$52
Financing lease liability-long-term	171
Total	$223

Weighted average remaining lease term (in years)	4.7
Weighted average discount rate	7.25%

_________________________

(1)
Financing right-of-use asset is included in other assets in the condensed consolidated balance sheets.
(2)
Financing lease liability – current is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

The Company's remaining financing lease payments were as follows (in thousands):

September 30, 2024
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

In December 2023, the Company and Amphastar amended the Insulin Supply Agreement to extend the term, restructure the annual purchase commitments and include a capacity fee for certain future periods. The Company's remaining purchase commitments and estimated capacity fee liability as of September 30, 2024 were as follows (€ in millions):

	September 30, 2024
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

The Company periodically reviews the terms of the long-term Insulin Supply Agreement and assesses the need for any accrual for estimated losses, such as lower-of-cost or net-realizable-value that will not be recovered by future product sales. The recognized loss on purchase commitments of $62.6 million and $64.8 million is included in our condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively, and is reduced as inventory items are received or such liability is extinguished.

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

In July 2024, the Company assumed certain leased real property (the "Bedford Lease") in connection with the Pulmatrix Transaction. The Bedford Lease pertains to certain premises in a building located in Bedford, Massachusetts. The monthly base rent payments of $101,282 are subject to 3% annual increases, plus the estimated cost of maintaining the property and common areas by the landlord. The Company also assumed from Pulmatrix a $0.7 million obligation to repay landlord-funded tenant improvements at a rate of $6,000 per month through the end of the lease term in November 2033. The Company has the right to extend the lease term for an additional five-year term.

Lease information was as follows (dollars in thousands):

	September 30, 2024	December 31, 2023
Operating lease right-of-use assets(1)	$13,637	$4,685

Operating lease liability-current(2)	$2,431	$1,423
Operating lease liability-long-term	12,167	3,925
Total	$14,598	$5,348

Weighted average remaining lease term (in years)	7.3	3.7
Weighted average discount rate	7.25%	7.25%

_________________________

(1)
Operating right-of-use assets related to vehicles, offices and the manufacturing facility for V-Go are included in other assets in the condensed consolidated balance sheets.
(2)
Operating lease liability – current is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease costs	$719	$422	$1,417	$1,253
Variable lease costs	104	48	122	97
Cash paid	860	268	1,407	825

The Company's future minimum office and vehicle lease payments were as follows (in thousands):

September 30, 2024
Remainder of 2024	$784
2025	3,157
2026	2,579
2027	2,540
2028	2,087
Thereafter	7,721
Total	18,868
Interest expense	(4,270)
Total operating lease liability	$14,598

16. Income Taxes

During the three and nine months ended September 30, 2024, the Company recorded income tax expense of $1.3 million and $1.9 million, respectively, related to state taxes, which was calculated using the discrete year-to-date method. The income tax provision for the three and nine months ended September 30, 2023 resulted in no tax expense. The effective tax rate differs from the statutory tax rate of 21% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and concluded, in accordance with the applicable accounting standards, that net deferred tax assets should be fully reserved.

The Company has assessed its position with regards to uncertainty in tax positions and has not recognized a liability for unrecognized tax benefits. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the nine months ended September 30, 2024, the Company did not recognize any interest or penalties. The Company’s tax years since 2019 remain subject to examination by tax authorities.

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

In our endocrine business unit, we currently commercialize two products: Afrezza (insulin human) Inhalation Powder, an ultra rapid-acting inhaled insulin indicated to improve glycemic control in adults with diabetes, and the V-Go wearable insulin delivery device, which provides continuous subcutaneous infusion of insulin in adults that require insulin. Afrezza was developed by us and received approval from the FDA in June 2014. Afrezza consists of a dry powder formulation of human insulin delivered from a small portable inhaler. V-Go received 510(k) clearance by the FDA in 2010 and has been available commercially since 2012. In May 2022, we acquired V-Go from Zealand Pharma A/S and Zealand Pharma US, Inc. (together, “Zealand”) and began integrating the product into our endocrine business unit. V-Go is a mechanical basal-bolus insulin delivery system that is worn like a patch and can eliminate the need for taking multiple daily injections.

We are conducting a Phase 3 clinical study, known as INHALE-1, evaluating the efficacy and safety of Afrezza in combination with basal insulin versus multiple daily injections of insulin in children and adolescents aged 4-17 who are living with type 1 or type 2 diabetes. A primary endpoint analysis for INHALE-1 is expected in the fourth quarter of 2024, with full results expected in the first half of 2025 and a planned FDA submission for a label expansion in 2025.

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

The lead program in our pipeline of potential treatments for orphan lung diseases is MNKD-101, a nebulized formulation of clofazimine, for the treatment of severe chronic and recurrent pulmonary infections, including nontuberculous mycobacterial (NTM) lung disease. We believe an orally inhaled formulation of clofazimine could potentially provide several clinical advantages over the current solid oral dosage form, including directly targeting the site of the infection while lowering the systemic exposure of patients to the drug. The FDA has granted MNKD-101 status as an orphan drug and as a qualified infectious disease product for the treatment of pulmonary NTM infections. It has also granted Fast Track designation to our development program. In June 2024, we initiated a Phase 3 clinical study to investigate the potential of MNKD-101 to treat NTM lung disease. We began enrolling patients into this study in the third quarter of 2024.

The next most advanced program in our pipeline is MNKD-201, a dry-powder formulation of nintedanib, for the treatment of idiopathic pulmonary fibrosis ("IPF"). An oral dosage form of nintedanib was approved for IPF by the FDA in 2014. However, a fairly large oral dose is required in order to achieve sufficient drug levels in lung tissue. Our goal with an inhaled formulation is to deliver a therapeutic amount of nintedanib to the lungs while avoiding high levels of the drug in other tissues, where it is associated with undesirable side effects. Earlier this year, we conducted a first-in-human Phase 1 study of MNKD-201 for pulmonary fibrotic diseases, including IPF. A data readout is expected in the fourth quarter of 2024.

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

As of September 30, 2024, we had an accumulated deficit of $3.2 billion and a stockholders’ deficit of $209.9 million. We had net income of $11.6 million and $20.2 million for the three and nine months ended September 30, 2024, respectively. To date, we have funded our operations primarily through the sale of our equity and convertible debt securities, from the receipt of upfront and milestone payments from collaborations, from borrowings, from sales of Afrezza and V-Go, from royalties and manufacturing revenue from UT as well as from proceeds of the sale-leaseback of our manufacturing facility in Danbury, CT and from the sale of a portion of future royalties that we receive from UT.

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

RESULTS OF OPERATIONS

Trends and Uncertainties

Our collaboration agreement with UT entitles us to receive a 10% royalty on net sales of Tyvaso DPI, subject to the sale by us in December 2023 of a 1% royalty on future net sales to a royalty purchaser (leaving us with a 9% royalty). Our royalty revenue reflects the upward trend in demand for Tyvaso DPI in the marketplace. See Note 15 – Commitments and Contingencies in the condensed consolidated financial statements.

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

Three and nine months ended September 30, 2024 and 2023

Revenues

The following table provides a comparison of the revenue categories for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Net revenue – commercial product sales:
Gross revenue from product sales	$32,232	$32,094	$138	0%
Less: Wholesaler distribution fees, rebates and chargebacks, product returns and other discounts	12,504	14,167	$(1,663)	(12%)
Net revenue – commercial product sales	$19,728	$17,927	$1,801	10%
Gross-to-net revenue adjustment percentage	39%	44%
Revenue – collaborations and services	23,268	13,108	$10,160	78%
Royalties – collaboration	27,083	20,218	$6,865	34%
Total revenues	$70,079	$51,253	$18,826	37%

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Net revenue – commercial product sales:
Gross revenue from product sales	$97,953	$95,722	$2,231	2%
Less: Wholesaler distribution fees, rebates and chargebacks, product returns and other discounts	38,681	41,888	$(3,207)	(8%)
Net revenue – commercial product sales	$59,272	$53,834	$5,438	10%
Gross-to-net revenue adjustment percentage	39%	44%
Revenue – collaborations and services	74,130	35,705	$38,425	108%
Royalties – collaboration	75,326	50,951	$24,375	48%
Total revenues	$208,728	$140,490	$68,238	49%

Afrezza — Gross revenue from sales of Afrezza increased by $1.7 million, or 8%, for the three months ended September 30, 2024 compared to the same period in the prior year. The increase was driven by higher demand. The gross-to-net adjustment was 36% of gross revenue, or $8.3 million, for the three months ended September 30, 2024 compared to 38% of gross revenue, or $8.1 million, for the same period in the prior year. The improved gross-to-net percentage was primarily attributable to a decrease in anticipated product returns (as a percentage of gross sales). As a result, net revenue from sales of Afrezza increased by $1.6 million, or 12%, for the three months ended September 30, 2024 compared to the same period in the prior year.

Gross revenue from sales of Afrezza increased by $6.4 million, or 10%, for the nine months ended September 30, 2024 compared to the same period in the prior year. The increase was driven by higher demand and price. The gross-to-net adjustment was 35% of gross revenue, or $24.4 million, for the nine months ended September 30, 2024 compared to 38% of gross revenue, or $24.3 million, for the same period in the prior year. The improved gross-to-net percentage was primarily attributable to a decrease in anticipated product returns (as a percentage of gross sales). As a result, net revenue from sales of Afrezza increased by $6.3 million, or 16%, for the nine months ended September 30, 2024 compared to the same period in the prior year.

V-Go — Gross revenue from sales of V-Go decreased by $1.6 million, or 15%, for the three months ended September 30, 2024 compared to the same period in the prior year and was primarily a result of lower demand partially offset by increased price. The gross-to-net adjustment was 47% of gross revenue, or $4.2 million, for the three months ended September 30, 2024 compared to 58% of gross revenue, or $6.1 million, for the same period in the prior year. The improved gross-to-net percentage was primarily attributable to a decrease in rebates. As a result, net revenue from sales of V-Go increased by $0.2 million, or 5%, for the three months ended September 30, 2024 compared to the same period in the prior year.

Gross revenue from sales of V-Go decreased by $4.2 million, or 13%, for the nine months ended September 30, 2024 compared to the same period in the prior year and was primarily a result of lower demand partially offset by increased price. The gross-to-net adjustment was 51% of gross revenue, or $14.3 million, for the nine months ended September 30, 2024 compared to 55% of gross revenue, or $17.6 million, for the same period in the prior year. The improved gross-to-net percentage was primarily attributable to a decrease in rebates. As a result, net revenue from sales of V-Go decreased by $0.9 million, or 6%, for the nine months ended September 30, 2024 compared to the same period in the prior year.

Collaborations and Services — Net revenue from collaborations and services increased by $10.2 million, or 78%, for the three months ended September 30, 2024 compared to the same period in the prior year. The increase in revenue was primarily attributable to increased manufacturing volume for product sold to UT. Royalty revenue from UT increased by $6.9 million, or 34%, for the three months ended September 30, 2024 due to UT's increase in net revenue from sales of Tyvaso DPI. See Note 10 – Collaboration, Licensing and Other Arrangements.

Net revenue from collaborations and services increased by $38.4 million, or 108%, for the nine months ended September 30, 2024 compared to the same period in the prior year. The increase in revenue was primarily attributable to increased manufacturing volume for product sold to UT. Royalty revenue from UT increased by $24.4 million, or 48%, for the nine months ended September 30, 2024 due to UT's increase in net revenue from sales of Tyvaso DPI. See Note 10 – Collaboration, Licensing and Other Arrangements.

Commercial product gross profit

The following table provides a comparison of the commercial product gross profit categories for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Commercial product gross profit:
Net revenue – commercial product sales	$19,728	$17,927	$1,801	10%
Less: Cost of goods sold	3,197	3,995	$(798)	(20%)
Commercial product gross profit:	$16,531	$13,932	$2,599	19%
Gross margin	84%	78%

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Commercial product gross profit:
Net revenue – commercial product sales	$59,272	$53,834	$5,438	10%
Less: Cost of goods sold	12,621	14,749	$(2,128)	(14%)
Commercial product gross profit:	$46,651	$39,085	$7,566	19%
Gross margin	79%	73%

Commercial product gross profit increased by $2.6 million, or 19%, for the three months ended September 30, 2024 compared to the same period in the prior year and $7.6 million, or 19%, for the nine months ended September 30, 2024 compared to the same period in the prior year. The increase in gross profit and gross margin was primarily attributable to an increase in Afrezza net revenue and improved gross-to-net adjustments related to V-Go rebates.

Expenses

The following table provides a comparison of the expense categories for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Expenses:
Cost of goods sold	$3,197	$3,995	$(798)	(20%)
Cost of revenue – collaborations and services	14,826	10,259	$4,567	45%
Research and development	12,926	9,989	$2,937	29%
Selling	13,093	13,440	$(347)	(3%)
General and administrative	10,823	10,538	$285	3%
Loss (gain) on foreign currency transaction	2,454	(2,065)	$4,519	*
Total expenses	$57,319	$46,156	$11,163	24%

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Expenses:
Cost of goods sold	$12,621	$14,749	$(2,128)	(14%)
Cost of revenue — collaborations and services	44,377	29,955	$14,422	48%
Research and development	34,755	22,047	$12,708	58%
Selling	36,189	40,752	$(4,563)	(11%)
General and administrative	34,168	33,027	$1,141	3%
Loss (gain) on foreign currency transaction	526	(860)	$1,386	*
Total expenses	$162,636	$139,670	$22,966	16%

_________________________

* Not meaningful

Cost of revenue – collaborations and services increased by $4.6 million, or 45%, for the three months ended September 30, 2024 compared to the same period in the prior year and $14.4 million, or 48%, for the nine months ended September 30, 2024 compared to the same period in the prior year. The increases were primarily attributable to increased manufacturing volume for Tyvaso DPI.

R&D expenses increased by $2.9 million, or 29%, for the three months ended September 30, 2024 and $12.7 million, or 58%, for the nine months ended September 30, 2024 compared to the same periods in the prior year. The increases were primarily attributable to increased expenditures for development activities and a Phase 3 clinical study of clofazimine inhaled suspension (MNKD-101), a Phase 1 clinical study of a dry-powder formulation of nintedanib (MNKD-201) for treatment of pulmonary fibrotic diseases, and personnel costs due to increased headcount as a result of the Pulmatrix Transaction.

Selling expenses decreased by $0.3 million, or 3%, for the three months ended September 30, 2024 compared to the same period in the prior year. The decrease was primarily attributable to reduced personnel related to sales force restructuring activities completed during the first quarter of 2024, partially offset by an increase in promotional activities.

Selling expenses decreased by $4.6 million, or 11%, for the nine months ended September 30, 2024 compared to the same period in the prior year. The decrease was primarily attributable to reduced personnel expenses related to sales force restructuring activities completed during the first quarter of 2024.

General and administrative expenses increased by $0.3 million, or 3%, for the three months ended September 30, 2024 compared to the same period in the prior year. The increase was primarily attributable to increases in personnel costs, partially offset by reduced consulting fees.

General and administrative expenses increased by $1.1 million, or 3%, for the nine months ended September 30, 2024 compared to the same period in the prior year. The increase was primarily attributable to a loss of $1.4 million for estimated returns associated with sales of V-Go that pre-date our acquisition of the product and increases in personnel costs, partially offset by reduced consulting fees.

Under the Insulin Supply Agreement, payment obligations are denominated in Euros. We are required to record the foreign currency transaction impact of the U.S. dollar to Euro exchange rate associated with the recognized gain or loss on purchase commitments. The foreign currency transaction loss was $2.5 million for the three months ended September 30, 2024 compared to a gain of $2.1 million for the same period in the prior year and a loss of $0.5 million for the nine months ended September 30, 2024 compared to a gain of $0.9 million for the same period in the prior year due to the conversion of Euro to U.S. dollar exchange rates.

Other Income (Expense)

The following table provides a comparison of the other income (expense) categories for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Interest income, net	$3,179	$1,580	$1,599	101%
Interest expense on liability for sale of future royalties	(4,089)	—	$(4,089)	*
Interest expense on financing liability	(2,470)	(2,459)	$11	0%
Interest expense	(1,801)	(2,815)	$(1,014)	(36%)
Gain on bargain purchase	5,259	—	$5,259	*
Other income	32	318	$(286)	(90%)
Total other income (expense)	$110	$(3,376)	$3,486	103%

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Interest income, net	$9,790	$4,429	$5,361	121%
Interest expense on liability for sale of future royalties	(12,720)	—	$(12,720)	*
Interest expense on financing liability	(7,361)	(7,332)	$29	0%
Interest expense	(10,419)	(12,474)	$(2,055)	(16%)
Gain on bargain purchase	5,259	—	$5,259	*
Other income	32	286	$(254)	(89%)
Loss on extinguishment of debt	(7,050)	—	$(7,050)	*
(Loss) gain on available-for-sale securities	(1,550)	932	$(2,482)	*
Total other expense	$(24,019)	$(14,159)	$9,860	70%

_________________________

* Not meaningful

Interest income, net, consisting of interest and accretion on investments net of amortization, increased by $1.6 million for the three months ended September 30, 2024 and $5.4 million for the nine months ended September 30, 2024 compared to the same periods in the prior year primarily due to an increase in the underlying investments from the proceeds of the sale of 1% of our Tyvaso DPI royalties in December 2023 and higher yields on our securities portfolio.

Interest expense on liability for sale of future royalties was $4.1 million and $12.7 million for the three and nine months ended September 30, 2024, respectively, and was attributable to imputed interest and amortization of debt issuance costs on the liability recorded in connection with the sale of 1% of our Tyvaso DPI royalties in December 2023. See Note 15 – Commitments and Contingencies.

Interest expense on financing liability was $2.5 million for each of the three months ended September 30, 2024 and 2023, and $7.4 million and $7.3 million for the nine months ended September 30, 2024 and 2023, respectively, and represented interest incurred on the sale lease-back transaction for our manufacturing facility in Danbury, CT.

Interest expense decreased by $1.0 million for the three months ended September 30, 2024 and $2.1 million for the nine months ended September 30, 2024 compared to the same periods in the prior year. The decrease was primarily due to repayment of the MidCap credit facility and Mann Group convertible note in April 2024. See Note 9 – Borrowings.

Gain on bargain purchase of $5.3 million for the three and nine months ended September 30, 2024 was the result of the excess of net assets acquired over consideration paid in the Pulmatrix Transaction. See Note 2 – Pulmatrix Transaction.

Other income for the three and nine months ended September 30, 2023 consisted primarily of gains associated with foreign currency hedging transactions which were entered into to mitigate our exposure to foreign currency exchange risks associated with our insulin purchase obligation under the Insulin Supply Agreement.

Loss on extinguishment of debt of $7.1 million for the nine months ended September 30, 2024 was incurred in connection with the repayment of the MidCap credit facility and Mann Group convertible note in April 2024. See Note 9 – Borrowings.

Loss on available-for-sale securities for the nine months ended September 30, 2024 was $1.6 million as a result of modification of the Thirona investment. The gain on available-for-sale securities for the nine months ended September 30, 2023 was $0.9 million as a result of the change in fair value of the investment. See Note 3 – Investments.

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

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
	2024		2023		2024		2023
	Net Income	Basic EPS	Net Income	Basic EPS	Net Income	Basic EPS	Net Loss	Basic EPS
	(In thousands except per share data)
GAAP reported net income (loss)	$11,550	$0.04	$1,721	$0.01	$20,166	$0.07	$(13,339)	$(0.05)
Non-GAAP adjustments:
Sold portion of royalty revenue (1)	(2,708)	(0.01)	—	—	(7,533)	(0.03)	—	—
Interest expense on liability for sale of future royalties	4,089	0.02	—	—	12,720	0.04	—	—
Stock compensation	5,227	0.02	4,601	0.02	15,540	0.06	13,836	0.05
Loss (gain) on foreign currency transaction	2,454	0.01	(2,065)	(0.01)	526	—	(860)	—
Gain on bargain purchase	(5,259)	(0.02)	—	—	(5,259)	(0.02)	—	—
Loss on extinguishment of debt	—	—	—	—	7,050	0.03	—	—
Loss (gain) on available-for-sale securities	—	—	—	—	1,550	0.01	(932)	—
Non-GAAP adjusted net income (loss)	$15,353	$0.06	$4,257	$0.02	$44,760	$0.16	$(1,295)	$(0.00)
Weighted average shares used to compute net income (loss) per share – basic	274,998		268,732		272,811		266,126

_________________________

(1)
Represents the non-cash portion of the 1% royalty on net sales of Tyvaso DPI earned during the three and nine months ended September 30, 2024 which is remitted to the royalty purchaser by UT and recognized as royalties – collaboration in our condensed consolidated statements of operations. Our royalties – collaboration during the three and nine months ended September 30, 2024 totaled $27.1 million and $75.3 million, respectively, of which $2.7 million and $7.5 million, respectively, was non-cash revenue attributed to the royalty purchaser.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our cash, cash equivalents, and investments. Our primary uses of cash include the development of our product pipeline, the manufacturing and marketing of Afrezza and V-Go, manufacturing Tyvaso DPI, the funding of general and administrative expenses, and principal and interest payments on our financing liability and debt.

Historically, we have funded our operations primarily through the sale of equity and convertible debt securities, from the receipt of upfront and milestone payments from collaborations, from borrowings, from proceeds from the sale of certain assets and the sale of a portion of our future royalties that we receive from UT. More recently, sales of Afrezza and V-Go, and royalties and manufacturing revenue from UT, have become a more significant source of funding for our operations, In combination with our cash, cash equivalents and investments on hand, we believe that these sources of revenue, as well as the potential financing sources currently available to us, will allow us to meet our liquidity needs over the next twelve months and in the longer term.

As of September 30, 2024, we had $62.6 million in insulin purchase commitments and $230.0 million principal amount of outstanding Senior convertible notes bearing interest at 2.50% and maturing on March 1, 2026, unless earlier converted, redeemed or repurchased by us. The Senior convertible notes are convertible at an initial conversion price of approximately $5.21 per share of common stock. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the Indenture. With the repayment of the MidCap credit facility and the Mann Group convertible note in April 2024, our Senior convertible notes are our only remaining notes outstanding.

In July 2013, we issued the Milestone Rights pursuant to the Milestone Rights Agreement to the Original Milestone Purchasers. The Milestone Rights were subsequently assigned the Milestone Purchasers. The Milestone Rights provide the Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones, $50.0 million of which remain payable as of September 30, 2024. See Note 15 – Commitments and Contingencies for further information related to the Milestone Rights.

During the nine months ended September 30, 2024, we generated $19.9 million of cash from our operating activities, which consisted primarily of $189.3 million in cash receipts from customers (net primarily of $11.5 million of non-cash revenue that was previously deferred and $7.5 million of non-cash revenue for the 1% sold portion of our royalties), partially offset by $59.8 million of cost of goods sold, $35.5 million of selling expenses, $34.3 million of costs for research and development, $29.4 million of general and administrative expenses, and $9.0 million of net cash paid for interest.

During the nine months ended September 30, 2023, we generated $12.4 million of cash from our operating activities, which consisted primarily of $167.3 million of revenue, partially offset by $60.4 million of cost of goods sold, $35.7 million of selling expenses, $25.4 million of general and administrative expenses, $20.8 million of R&D costs and $13.0 million of cash paid for interest.

Cash used in investing activities of $144.9 million for the nine months ended September 30, 2024 was primarily due to the purchase of $273.8 million of debt securities and $6.8 million of property and equipment, partially offset by the maturity of $135.3 million of debt securities.

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

Cash used in financing activities of $50.4 million for the nine months ended September 30, 2024 was primarily due to principal and early extinguishment payments on the MidCap credit facility of $36.6 million and Mann Group convertible note of $8.9 million, and $6.2 million of payments to taxing authorities from equity withheld upon vesting of RSUs and stock options, partially offset by $2.3 million in proceeds from the MPSPP and ESPP.

Cash used in financing activities of $5.1 million for the nine months ended September 30, 2023 was primarily due to $10.2 million of payments to taxing authorities from equity withheld upon vesting of RSUs and stock options, and payments of $1.7 million on MidCap credit facility, partially offset by $6.9 million in proceeds from at-the-market offerings and $1.1 million in proceeds from market price and ESPP.

Future Liquidity Needs

Although we have not generated net income or cash flows from operating activities on a consistent basis, we believe we will be able to meet our near-term liquidity needs based on our cash, cash equivalents and investments on hand, sales of Afrezza and V-Go, and royalties and manufacturing revenue from the production and sale of Tyvaso DPI as well as through debt or equity financing, if necessary, for our long-term liquidity needs. We expect to continue to incur expenditures for the foreseeable future in support of our manufacturing operations, sales and marketing costs for our products and development costs for other product candidates in our pipeline. As of September 30, 2024, we had capital resources comprised of cash, cash equivalents, short-term investments and long-term investments totaling $268.4 million, and total principal amount of outstanding borrowings of $230.0 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Senior convertible notes have a fixed interest rate of 2.50%, and therefore the interest expense associated with such debt is not exposed to changes in market interest rates. See Note 9 – Borrowings for information about the principal amount of outstanding debt.

Foreign Currency Exchange Risk

We incur and will continue to incur significant expenditures for insulin supply obligations under our Insulin Supply Agreement. Such obligations are denominated in Euros. At the end of each reporting period, the recognized gain or loss on purchase commitment is converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and the Euro. For the nine months ended September 30, 2024, we realized a $0.5 million currency loss, which was reflected as loss on foreign currency transaction in the accompanying condensed consolidated statements of operations.

Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. If a change in the U.S. dollar to Euro exchange rate equal to 10% of the U.S. dollar to Euro exchange rate on September 30, 2024 were to have occurred, this change would have resulted in a foreign currency impact to our pre-tax income of approximately $6.3 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and our Chief Financial Officer have concluded, as of such date, that our disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to legal proceedings and claims that arise in the ordinary course of our business. As of the date hereof, we believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or cash flows. We maintain liability insurance coverage to protect our assets from losses arising out of or involving activities associated with ongoing and normal business operations. See Note 15 – Commitments and Contingencies in the condensed consolidated financial statements.

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

We may incur losses and may not generate positive cash flow from operations in the future.*

Our ability to achieve and sustain positive cash flow from operations and profitability depends heavily upon successfully commercializing our products, and although we had positive cash flows from operations during the nine months ended September 30, 2024 and the year ended December 31, 2023, we may not generate positive cash flow from operations or be profitable in the future. Our losses have had, and may in the future have, an adverse impact on our working capital, total assets and stockholders’ equity.

As of September 30, 2024, we had an accumulated deficit of $3.2 billion. The accumulated deficit has resulted principally from costs incurred in our R&D programs, the write-off of assets (including goodwill, inventory and property, plant and equipment) and general operating expenses. We expect to make substantial expenditures and may incur operating losses in the future in order to continue commercializing our products and to advance development of product candidates in our pipeline.

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

Changes in funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.*

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last decade, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

As part of the approval of Afrezza, the FDA required us to conduct certain additional clinical studies of Afrezza. One of these studies, a Phase 3 clinical trial to evaluate the safety and efficacy of Afrezza in 4-17 year-old children and adolescents, is nearing completion. The other required study is a long-term safety study that was originally intended to compare the incidence of pulmonary malignancy observed with Afrezza to that observed in a standard of care control group. We have an ongoing dialogue with the FDA regarding the agency’s current interest in the long-term safety of Afrezza and an appropriate study design or registry to address any concerns. To date, we have not commenced a long-term safety study or budgeted any amount for it, but such a study in its original design would be anticipated to require substantial capital resources that we may not be able to obtain.

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

Our future revenues and ability to generate positive cash flow from operations may be affected by the continuing efforts of government and other third-party payers to contain or reduce the costs of healthcare through various means. In the United States, there have been several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2025, HHS announced the agreed-upon reimbursement price of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS will select up to fifteen additional drugs covered under Part D for negotiation in 2025. Further, in response to the Biden administration's October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid Services ("CMS") Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. On December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (“SIP”) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. We expect that there will continue to be a number of federal and state proposals to implement similar and/or additional governmental controls. We cannot be certain what legislative proposals will be adopted or what actions federal, state or private third-party payers may take in response to any drug pricing and reimbursement reform proposals or legislation. Further, to the extent that such reforms have a material adverse effect on our ability to commercialize our products and product candidates under development, our business, financial condition and profitability may be adversely affected.

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

Other international and geopolitical events could also have a serious adverse impact on our business. For instance, in February 2022, Russia initiated military action against Ukraine and the two countries are now at war. In response, the United States and certain other countries imposed significant sanctions and trade actions against Russia and could impose further sanctions, trade restrictions, and other retaliatory actions. Additionally, in October 2023, Hamas initiated an attack against Israel, provoking a state of war and subsequently a larger regional conflict. Furthermore, following Hamas’ attack on Israel, the Houthi movement, which controls parts of Yemen, launched a number of attacks on commercial marine vessels in the Red Sea. The Red Sea is an important maritime route for international trade and as such disruptions to these trade routes can have an impact on global supply chains. As a result of such disruptions, we may experience in the future extended lead times, delays in supplier deliveries, and increased freight costs. While we cannot predict the broader consequences, these conflicts and retaliatory and counter-retaliatory actions could materially adversely affect global trade, currency exchange rates, inflation, regional economies, and the global economy, which in turn may increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2024, two of our officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted written trading plans for the orderly disposition of the Company’s securities as set forth in the table below:

			Type of Trading Arrangement
Name and Position	Action	Adoption Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Total Shares of Common Stock to be Sold (3)	Expiration Date
Steven B. Binder Director	Adoption	August 16, 2024	X	—	297,075	August 29, 2025
David Thomson EVP, General Counsel	Adoption	August 19, 2024	X	—	188,780	August 19, 2025

_________________________

(1) Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

(2) "Non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(3) These trading plans include the potential exercise and sale by Steven Binder and David Thomson of short-dated options exercisable for up to 135,075 and 147,780 shares of common stock, respectively. The remainder of each plan is designed to sell a specified percentage of the net shares delivered after tax withholding upon the vesting of restricted stock unit awards held by each individual. The actual number of shares to be sold will depend on state and federal tax rates applicable on the relevant vesting dates (currently assumed to be a combined 34%) as well as the payout, if any, of market RSU awards that will deliver a number of shares determined by the percentile ranking of MannKind total shareholder return ("TSR") over a three-year measurement period relative to the TSR of the Russell 3000 Pharmaceutical & Biotechnology Index over the same period (currently assumed to be 100% of target). Based on these assumptions, the number of shares of common stock to be sold by Steven Binder and David Thomson after tax withholdings approximate 162,000 and 41,000, respectively, for total estimated shares of common stock to be sold of up to 297,075 and 188,780, respectively.

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

10.1***	Second Amendment to Supply Agreement, dated November 9, 2016, by and between MannKind and Amphastar Pharmaceuticals, Inc.

10.2***	Third Amendment to Supply Agreement, dated April 11, 2018, by and between MannKind and Amphastar Pharmaceuticals, Inc.

10.3***	Research Agreement, dated September 3, 2018 by and between MannKind and United Therapeutics Corporation.

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

Dated: November 7, 2024	MANNKIND CORPORATION

	By:	/s/ MICHAEL E. CASTAGNA
Michael E. Castagna
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ CHRISTOPHER B. PRENTISS
Christopher B. Prentiss
Chief Financial Officer
(Principal Financial and Accounting Officer)