Form 10-K
period 2024-12-31
MANNKIND CORP
filed 2025-02-26
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 28, 2024, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the Nasdaq Global Market, was approximately $1,390,239,822.

As of February 14, 2025, there were 303,591,344 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement (the “Proxy Statement”) for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 30, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K.

MANNKIND CORPORATION

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2024

Forward-Looking Statements

Statements in this report that are not strictly historical in nature are “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. These statements may include, but are not limited to, statements regarding: our commercialization plans and expectations, including our ability to successfully market, commercialize and achieve market acceptance for Afrezza®, V-Go® or other product candidates or therapies that we may develop or acquire; our ability to manufacture sufficient quantities of Afrezza and obtain insulin supply as needed; our ability to manufacture sufficient quantities of Tyvaso DPI® to meet demand; our ability to recruit patients for our clinical studies; our plan to discuss the clinical development of MNKD-201 with the FDA; our expectations regarding our contract manufacturer’s ability to meet our current and expected near-term demand for V-Go; our ability to successfully commercialize our Technosphere drug delivery platform; our estimates for future performance; our estimates regarding future financial results, capital requirements and our needs for additional financing; the progress or success of our research, development and clinical programs, including the application for and receipt of regulatory clearances and approvals and expected timing for data readouts; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others our ability to service our debt obligations; and scientific studies and the conclusions we draw from them. These statements are only predictions or conclusions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth under the caption “Risk Factors” and elsewhere in this report. In addition, statements like “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Afrezza, Technosphere®, BluHale®, Dreamboat®, Cricket® and V-Go, and MannKind Corporation are our trademarks in the United States. We have also applied for or have registered company trademarks in other jurisdictions. This document also contains trademarks and service marks of other companies that are the property of their respective owners.

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
•
If our data or our information technology systems, or those of third parties with whom we work, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.
•
We expect that our results of operations will fluctuate for the foreseeable future, which may make it difficult to predict our future performance from period to period.
•
We may incur losses and may not generate positive or sufficient cash flow from operations in the future which may have an adverse impact on our working capital, total assets and stockholders' equity and our ability to service all of our indebtedness and commitments.
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
•
If we or any partner fails to comply with federal and state healthcare laws, including fraud and abuse and health information laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.

•
We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure, or that of the third parties with whom we work, to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

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

In our endocrine business unit, we currently commercialize two products: Afrezza (insulin human) Inhalation Powder, an ultra rapid-acting inhaled insulin indicated to improve glycemic control in adults with diabetes, and the V-Go wearable insulin delivery device, which provides continuous subcutaneous infusion of insulin in adults that require insulin. Afrezza was developed by us and received approval from the FDA in June 2014. Afrezza consists of a dry powder formulation of human insulin delivered from a small portable inhaler. Administered at the beginning of a meal, Afrezza dissolves rapidly upon inhalation to the lung and delivers insulin quickly to the bloodstream. V-Go received 510(k) clearance by the FDA in 2010 and has been available commercially since 2012. In May 2022, we acquired V-Go from Zealand Pharma A/S and Zealand Pharma US, Inc. (together “Zealand”). V-Go is a mechanical basal-bolus insulin delivery system that is worn like a patch and can eliminate the need for taking multiple daily injections. V-Go administers a continuous preset basal rate of insulin over 24 hours and provides discreet on-demand bolus dosing at mealtimes.

We are solely responsible for the commercialization of Afrezza and V-Go in the United States. Outside of the U.S., our strategy has been to establish regional partnerships in foreign jurisdictions where there are commercial opportunities, subject to the receipt of necessary foreign regulatory approvals. Our partner in Brazil, Biomm S.A. (“Biomm”), commenced commercialization of Afrezza in January 2020. Our partner in India, Cipla Ltd. (“Cipla”), recently obtained approvals for Afrezza from the Drug Controller General of India and the Central Drugs Standard Control Organisation. We expect to ship product once Cipla obtains the registration certificate and import license.

The proprietary formulation and inhaler technologies used in Afrezza have also been deployed in our efforts to develop products to treat orphan lung diseases. Our first product to address an orphan lung disease, Tyvaso DPI (treprostinil) inhalation powder, received FDA approval in May 2022 for the treatment of pulmonary arterial hypertension (PAH) and pulmonary hypertension associated with interstitial lung disease (PH-ILD). Our development and marketing partner (sometimes referred to as our collaboration partner), United Therapeutics Corporation (“United Therapeutics” or “UT”) began commercializing Tyvaso DPI in June 2022 and is obligated to pay us a royalty on net sales of the product. We also receive revenue for the supply of Tyvaso DPI that we manufacture for UT.

Our pipeline of potential treatments for orphan lung diseases includes MNKD-101, a nebulized formulation of clofazimine, for the treatment of severe chronic and recurrent pulmonary infections, including nontuberculous mycobacterial (NTM) lung disease. We believe an orally inhaled formulation of clofazimine could potentially provide several clinical advantages over the current solid oral dosage form of this drug. The FDA has designated MNKD-101 as both an orphan drug and as a qualified infectious disease product for the treatment of pulmonary NTM infections. It has also granted Fast Track designation to our development program. In 2024, we initiated a global Phase 3 registrational study of MNKD-101, with sites in the United States, Japan, South Korea, Taiwan, and Australia. We expect enrollment of subjects into this study to continue into 2026.

The other major program in our pipeline is MNKD-201, a dry-powder formulation of nintedanib, for the treatment of idiopathic pulmonary fibrosis (IPF). An oral dosage form of nintedanib was approved for IPF by the FDA in 2014. However, a fairly large oral dose is required in order to achieve sufficient drug levels in lung tissue. Our goal with an inhaled formulation is to deliver a therapeutic amount of nintedanib to the lungs while avoiding high levels of the drug in other tissues, where it is associated with undesirable side effects. In 2024, we conducted a Phase 1 clinical study of MNKD-201, which met its primary objective of demonstrating positive safety results and good tolerability in healthy volunteers. We plan to meet with the FDA in the first half of 2025 to discuss the late-stage development of MNKD-201.

In July 2024, we closed a transaction with Pulmatrix, Inc. pursuant to which we acquired an exclusive license to the Pulmatrix iSPERSE formulation technology for clofazimine and insulin and a non-exclusive license for iSPERSE formulations of active pharmaceutical ingredients for the treatment of NTM lung disease, endocrine disease, and interstitial lung diseases. With this transaction, we now have additional formulation options to utilize in our development of viable powders for certain drug candidates, such as clofazimine, that may require a higher drug payload than our Technosphere formulation technology can provide.

Manufacturing and Supply

Technosphere powders, such as Afrezza and Tyvaso DPI, are based on our proprietary excipient, fumaryl diketopiperazine (“FDKP”), which is a pH-sensitive organic molecule that self-assembles into small particles under acidic conditions. Certain drugs can be loaded onto these particles by combining a solution of the drug with a solution or suspension of Technosphere material, which is then dried to powder form. The resulting powder has a consistent and narrow range of particle sizes with good aerodynamic properties that enable efficient delivery deep into the lungs. Technosphere powders dissolve quickly when the particles contact the moist lung surface with its neutral pH, releasing the drug molecules to diffuse across a thin layer of cells into the arterial circulation, bypassing the liver to provide excellent systemic exposure. In our Danbury, Connecticut facility, we can develop novel Technosphere formulations of different pharmaceutical ingredients and manufacture clinical and commercial supplies of these powders. In our facility, we formulate both the Afrezza and Tyvaso DPI inhalation powders at commercial scale, fill plastic cartridges with the powders and package the cartridges into blister packs. The blister packs of Afrezza and Tyvaso DPI cartridges are combined with inhalers and the applicable package inserts into final kits for sale. Some of this final packaging occurs in our Connecticut facility, with a contract packager providing additional services.

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

We believe that our Connecticut facility has enough capacity to satisfy the current demand for Afrezza and Tyvaso DPI. In addition, we are currently expanding production capacity with additional filling lines and other equipment in order to meet the demand for Tyvaso DPI projected by UT over the next several years. The costs of this expansion project were primarily borne by UT.

Currently, the only source of insulin that we have qualified for Afrezza is manufactured by Amphastar France Pharmaceuticals S.A.S. (“Amphastar”). In April 2014, we entered into a supply agreement with Amphastar (as amended, the “Insulin Supply Agreement”) to purchase certain annual minimum quantities with an aggregate purchase commitment of €120.1 million over a term that currently extends through at least December 31, 2034. As of December 31, 2024, there was €55.2 million remaining in aggregate purchase commitments under this agreement. See additional information in Note 16 – Commitments and Contingencies to the consolidated financial statements for further information related to the Insulin Supply Agreement.

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

In our Connecticut facility, we manufacture both the clofazimine inhalation solution being evaluated in the MNKD-101 program and the nintedanib dry powder formulation being evaluated in the MNKD-201 program. We purchase clofazimine and nintedanib from suppliers of generic drug substances.

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

Our Technosphere drug delivery platform enjoys patent protection relating to the powder, its manufacture, its use for pulmonary delivery of drugs as well as protection related to our inhalers and associated cartridges. We have additional patent coverage relating to methods for the treatment of diabetes using Afrezza. Overall, Afrezza is protected by approximately 620 issued patents and 35 pending patent applications in the United States and selected jurisdictions around the world, the longest-lived of which will expire in 2032. Similarly, Tyvaso DPI is protected by approximately 500 issued patents in the United States and elsewhere and an additional 63 pending patent applications. Currently, the longest-lived patent protection for Tyvaso DPI in our portfolio will expire in 2035. Various features of the commercial V-Go device are protected by a portfolio of approximately 56 issued patents and another 14 pending patent applications, the longest-lived of which will expire in 2033. Additional patents and patent applications are expected to provide protection for products in our pipeline, including MNKD-101, MNKD-201, our BluHale inhalation-profiling apparatus and various development tools. Our entire worldwide portfolio consists of approximately 1,125 issued patents and approximately 225 pending patent applications. We expect to file further patent applications as our research and development efforts continue.

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

We use trademarks and service marks to protect our corporate brand as well as the branding associated with Afrezza, V-Go, our Technosphere formulation technology, our device platform and the product support programs that we have developed. Our current portfolio consists of approximately 300 registered trademarks and 44 applications in the U.S. and selected foreign jurisdictions. We routinely monitor competing trademarks and, when necessary, oppose marks that we believe would be confusing to consumers. We also enforce against the unauthorized use or misappropriation of our marks.

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

Afrezza is administered at the beginning of a meal, so its principal competitors are “rapid-acting” insulin analogs that are used for mealtime insulin injections. The products in this category are marketed by Eli Lilly and Company, Sanofi S.A. and Novo Nordisk A/S. V-Go is typically used by patients as part of a basal-bolus insulin regimen. Like Afrezza, it competes with injectable mealtime insulin products but also with long-acting, or basal, injectable insulins. The principal products in this category are marketed by Novo Nordisk and Sanofi.

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

As the holder of marketing approvals for Afrezza and V-Go, we are subject to continuing regulation by the FDA, including post marketing study commitments or requirements, record-keeping requirements, reporting of adverse experiences with our products, submitting periodic reports, drug sampling and distribution requirements, notifying the FDA and gaining its approval of certain manufacturing or labeling changes, and complying with certain electronic records and signature requirements. For example, as part of the approval of Afrezza, the FDA required us to conduct a long-term safety study that was originally intended to compare the incidence of pulmonary malignancy observed with Afrezza to that observed in a standard of care control group. We have an ongoing dialogue with the FDA regarding the agency’s current interest in the long-term safety of Afrezza and an appropriate study design or registry to address any concerns.

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

Moreover, in the United States, there have been several presidential executive orders, congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in March 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price ("AMP"), for single source and innovator multiple source drugs, effective January 1, 2024. The Inflation Reduction Act (the “IRA”), which was signed into law in August 2022, limited insulin copays to $35 per month for Medicare Part D beneficiaries starting in 2023 and extended enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminated the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. In addition, the IRA, among other things, (1) directed the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain single-source drugs that have been on the market for at least 7 years covered under Medicare (the "Medicare Drug Price Negotiation Program") and (2) imposed rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon price of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiations in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. In December 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced which includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, in January 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. Further, it is possible that other healthcare reform measures may be adopted in the future.

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

The Physician Payments Sunshine Act within PPACA, and its implementing regulations, require certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to (i) report information related to certain payments or other transfers of value made or distributed to physicians, certain other healthcare professionals, and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and (ii) report annually certain ownership and investment interests held by physicians and their immediate family members.

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

Privacy

We are subject to data privacy and security laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. For example, HIPAA, as amended by the Health Information Technology and Clinical Health Act (“HITECH”), and their respective implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates” – independent contractors or agents of covered entities, which include certain healthcare providers, health plans, and healthcare clearinghouses, that receive or obtain protected health information in connection with providing a service on behalf of a covered entity, and their covered subcontractors. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions.

State laws also govern the privacy and security of personal data, including health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For example, the California Consumer Privacy Act of 2018 (“CCPA”) imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, the California Privacy Rights Act of 2020 (“CPRA”), which became effective January 1, 2023, expands the CCPA. The CPRA established a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. At this time, at least 19 states have enacted some sort of data privacy law, with bills introduced in many other states.

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

Other regulation

In addition to the foregoing, we are subject to numerous federal, state and local laws relating to such matters as laboratory practices, the experimental use of animals, the use and disposal of hazardous or potentially hazardous substances, controlled drug substances, safe working conditions, manufacturing practices, product distribution practices, environmental protection and fire hazard control.

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

Long-Lived Assets

Our long-lived assets comprised of our property, equipment, right-of-use assets and developed technology are located in the United States and China and totaled $99.5 million and $90.0 million as of December 31, 2024 and 2023, respectively.

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

As of December 31, 2024, we had 407 total at-will employees, of which 403 were full-time. Of our full-time employees, 238 were engaged in manufacturing, 23 in research and development, and 142 in selling, general and administrative. Thirteen of these employees had a Ph.D. degree and/or M.D. degree and were engaged in activities relating to research and development, manufacturing, quality assurance or business development. As of December 31, 2024, our workforce was distributed among gender and ethnic minorities as follows:

Grade Levels	Number	Female (%)	Ethnic minority (%)
Vice President and above	23	22%	22%
Executive Director, Director and Senior Manager	119	46%	27%
Managers and below	265	38%	46%
All employees	407	39%	39%

None of our employees are subject to a collective bargaining agreement. We believe relations with our employees are good. In managing our business, we monitor several human capital measures, including:

•
performance against a set of specified corporate objectives for each calendar year, some of which are milestone-based, such as achieving development milestones relating to our investigational products, and some of which are quantitative, such as achieving target net sales of commercial products. These objectives are intended to stretch employees and serve as development opportunities but also form the basis for our incentive compensation programs.
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
•
Annual equity program – A portion of our employees are eligible for a new hire and annual equity awards that consist of time- and, in some cases, performance-based restricted stock units and non-qualified stock options.
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

Occupational Health and Safety

Hazardous materials are inherent in our operations, and it is not possible to eliminate completely the risk of accidental exposure from our operations. We have established procedures to comply with governmental regulations regarding workplace safety, including training employees to enable them to recognize risks and empower them to learn, discover, work safely, and to minimize injuries, illnesses, environmental impact and regulatory risks. In 2024, our total illness and injury incidence rate was 1.4 per 100 employees compared to the 2023 industry average of 1.7, as reported by the U.S. Department of Labor, and our DART (days away/restricted or job transfer) incident rate was 0.9 per 100 employees compared to the 2023 industry average of 1.2. We will continue our efforts to ensure a high level of workplace safety.

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

Information about our Executive Officers

The following table sets forth our current executive officers and their ages:

Name	Age	Position(s)
Michael E. Castagna, Pharm.D.	48	Chief Executive Officer
Christopher B. Prentiss	49	Chief Financial Officer
Burkhard Blank	70	Executive Vice President, Research and Development, and Chief Medical Officer
Dominic Marasco	52	President, Endocrine Business Unit
Lauren Sabella	64	Executive Vice President, Operations
Sanjay Singh, M Pharm, MBA	58	Executive Vice President, Technical Operations
Stuart A. Tross, Ph.D.	58	Executive Vice President, Human Resources
David B. Thomson, Ph.D., J.D.	58	General Counsel and Secretary

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

Christopher B. Prentiss has been our Chief Financial Officer since April 2024. From September 2022 until March 2024, Mr. Prentiss served as Chief Financial Officer of ADARx Pharmaceuticals, Inc., a privately held clinical-stage biotechnology company. Between April 2015 and November 2021, he held a series of finance positions of increasing responsibility at the commercial-stage biotech company Adamas Pharmaceuticals, Inc. (“Adamas”), culminating in Chief Financial Officer commencing in November 2019. His responsibilities at Adamas included finance, accounting, investor relations, information technology and facilities. From June 2013 until March 2015, he was Vice President, Finance and Corporate Controller of InterMune Inc., a commercial-stage biotech with responsibilities over all aspects of corporate accounting, reporting, and treasury. Prior to that, Mr. Prentiss was Senior Director, Controller at Dynavax Technologies Corporation, a clinical-stage biopharmaceutical company, from May 2012 to June 2013, where he was responsible for the accounting and tax functions. Between 2005 – 2012, he worked here at MannKind, where he held senior finance positions of increasing responsibility. Prior to that, Mr. Prentiss was a Senior Manager at KPMG LLP in the assurance practice. Mr. Prentiss received a B.Sc. degree in Accounting from Loyola Marymount University, and an MBA from Indiana University. Mr. Prentiss is a licensed CPA (inactive) in California.

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

Dominic Marasco, R.Ph., has been our President, Endocrine Business Unit since January 2025. Prior to joining us, Mr. Marasco held the position of Executive President, Chief Commercial Officer for Envision Pharma Group from February 2023 until August 2024, leading its technology and artificial intelligence business units and all commercial operations. Before joining Envision Pharma, Mr. Marasco was Chief Commercial Officer at BioAgilytix Labs, Inc. from December 2019 until December 2022. Prior to BioAgilytix, he was EVP, Global Business Development, Commercial Group at Syneos Health from February 2018 until December 2019, after serving in progressive leadership roles at Amgen, Inc. including Head of U.S. Sales for the Neuroscience Business Unit and before that Global Commercial Head, Amgen Biosimilars. Mr. Marasco also held successful commercial leadership roles at Sandoz Biopharmaceuticals, a Novartis Company, and Quintiles Transnational Holdings Inc (now IQVIA). He began his career as a pharmacist before joining Eli Lilly and Company in a sales capacity. Mr. Marasco has a Bachelor of Science degree from the Philadelphia College of Pharmacy and completed Harvard Business School’s Advanced Management Program.

Lauren Sabella has been our Executive Vice President, Operations since January 2025 and previously served as our Chief Operating Officer from March 2023 to January 2025. Prior to joining us, Ms. Sabella served as Principal at LS Consulting Group, a strategic advisory group providing consulting services to pharmaceutical and emerging biotech companies, from September 2022 until March 2023. From September 2021 until September 2022, Ms. Sabella served as Chief Operating Officer at Acorda Therapeutics, Inc. (“Acorda”). Ms. Sabella was previously Acorda’s Chief Commercial Officer from February 2015 to September 2021. Before that, from January 2010 to February 2015, she was Acorda’s Executive Vice President, Commercial Development. Prior to that, Ms. Sabella was the Founder and Principal of Tugboat Consulting Group, an independent consulting practice assisting companies in the commercialization process. Ms. Sabella also served as Corporate Officer and Vice President of Commercial Development at Altus Pharmaceuticals Inc. (“Altus”) from May 2006 to September 2008, with responsibility for all aspects of commercialization. Prior to joining Altus, Ms. Sabella was employed by Boehringer Ingelheim Pharmaceuticals for 18 years in positions of increasing responsibility, which included over ten years of marketing experience during which she led several product launches including Mobic, an NSAID that became a $1 billion brand. In her last role, she served as Vice President of Sales, Eastern Zone, where she led the sales launch of Spiriva and ran both Primary Care and Specialty Divisions, including Neurology, Urology and Cardio/Pulmonary. Ms. Sabella holds a B.B.A. from Hofstra University.

Sanjay Singh has been our Executive Vice President, Technical Operations since October 2022. Before joining us, since 2011 Mr. Singh served as Sr. Vice President and Associate President Technical Operations in India and USA at Aurobindo Pharma, a leading generic pharmaceutical manufacturing company, headquartered in Hyderabad, India. Prior to Aurobindo, Mr. Singh worked in various leadership roles at Cipla Ltd (2000 – 2007, 2008 – 2011), Glenmark Pharma (2007-2008), Nicholas Piramal India Ltd (1992-2000) and Cadila Laboratories (1990-1991). Mr. Singh has been associated with the Parenteral Drug Association (PDA) and was the founding president of the PDA, India chapter before moving to the US in 2015. Mr. Singh received an M. Pharma. degree in Pharmaceutical Chemistry from LM College of Pharmacy, Ahmedabad, India and an MBA degree from Institute of Management Studies, Indore, India.

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
•
willingness of the healthcare community and patients to adopt new technologies or therapies;
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

We have built a sales force that promotes our products to endocrinologists and selected primary care physicians. In order to successfully commercialize any approved products, we must continue to build our sales, marketing, distribution, managerial and other commercial capabilities. The market for skilled commercial personnel is highly competitive, and we may not be able to hire all of the personnel we need on a timely basis or retain them for a sufficient period. Factors that may hinder our ability to successfully market and commercially distribute our products include:

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

Any of these factors could cause us to delay or suspend production, could entail higher costs and may result in our being unable to obtain sufficient quantities for the commercialization of drug products at the costs that we currently anticipate. If we fail to deliver the required commercial quantities of the product on a timely basis, at commercially reasonable prices and at acceptable quality, and we were unable to promptly find on a timely basis one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volume and quality, we would likely be unable to meet demand for such drug products and we would lose potential revenues.

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

These risks may be exacerbated by our limited experience with V-Go and its manufacturing processes.

If our suppliers fail to deliver materials and services needed for commercial manufacturing in a timely and sufficient manner or fail to comply with applicable regulations, and if we fail to timely identify and qualify alternative suppliers, our business, financial condition and results of operations would be harmed and the market price of our common stock and other securities could decline.

For the commercial manufacture of inhaled drug products, we need access to sufficient, reliable and affordable supplies of raw materials for formulating powders, such as FDKP, as well as other components, such as the inhaler, the related cartridges and packaging materials. For Afrezza, we also require a supply of insulin. Currently, the only source of insulin that we have qualified for Afrezza is manufactured by Amphastar. We must rely on all of our suppliers to comply with relevant regulatory and other legal requirements, including the production of insulin and FDKP in accordance with cGMP for drug products, and the molding of the inhaler and cartridges components in accordance with QSRs.

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

Because we do not have long-standing relationships with all of our suppliers, we may not be able to convince them to continue to make components available to us unless there is demand for such components from their other customers. If any one or more of our suppliers cease to provide us with sufficient quantities of components in a timely manner or on pricing and quality terms acceptable to us, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our products, our quality control standards and regulatory requirements, we cannot quickly engage additional or replacement suppliers for some of our critical components.

In addition, materials sourced from suppliers located outside the United States have or may become subject to tariffs under U.S. trade policies. For example, we expect that future orders of V-Go devices, which are manufactured in China, will be impacted by a 10% tariff on imports from China that the current administration imposed via an executive order in January 2025. Components made domestically from imported materials, such as steel and aluminum, that are currently subject to tariffs are also expected to become more expensive in the future. These and any future tariffs will increase our cost of goods and decrease our operating margins.

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

In the United States and elsewhere, sales of prescription pharmaceuticals depend in large part on the availability of coverage and adequate reimbursement to the consumer from third-party payers, such as government health administration authorities and private insurance plans. In general, patients are less likely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Third-party payers are increasingly challenging the prices charged for medical products and services. The market for our approved products depends significantly on access to third-party payers’ formularies, which are the lists of medications and devices for which third-party payers provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical and device companies. Also, third-party payers may refuse to include a particular branded product in their formularies or otherwise restrict patient access to a branded product when a less costly generic equivalent or other alternative is available. Because each third-party payer individually approves coverage and reimbursement levels, obtaining coverage and adequate reimbursement is a time-consuming and costly process. We may be required to provide scientific and clinical support for the use of any product to each third-party payer separately with no assurance that approval would be obtained. Even if favorable coverage and reimbursement status is attained from some payers for our products, less favorable coverage policies and reimbursement rates may be implemented in the future. Such less favorable coverage could impact the market acceptance of any product and could have a negative effect on our revenues and operating results. Even if we succeed in bringing more products to market, we cannot be certain that any such products would be considered cost-effective or that coverage and adequate reimbursement to the consumer would be available.

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

If we or any collaboration partner is unable to obtain and maintain coverage of, and adequate third-party reimbursement for, our approved products, physicians may limit how much or under what circumstances they will prescribe or administer them and patients may decline to purchase them. This in turn could affect our or any collaboration partner’s ability to successfully commercialize such products and would impact our profitability, results of operations, financial condition, and prospects.

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

If our data or information technology systems, or those of third parties with whom we work, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

We, and third parties with whom we work, employ and are increasingly dependent upon information technology systems, infrastructure, applications, websites and other resources. Our business, and that of the third parties with whom we work, requires collecting, receiving, manipulating, analyzing, storing, processing, generating, using, disclosing, protecting, securing, transmitting, sharing, disposing of, and making accessible (collectively “processing”) large amounts of data, including proprietary, confidential and sensitive data (such as personal or health-related data), intellectual property, and trade secrets (collectively, “sensitive information”). As a result, we and the third parties with whom we work face a variety of evolving threats that could cause security incidents.

Cyber-attacks, malicious internet-based activity, online and offline fraud and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to increase, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors, for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties with whom we work may be subject to physical threats, such as telecommunications failures, earthquakes, fires or floods, as well as a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credentials harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by artificial intelligence, and other similar threats. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Some of our workforce works remotely, which also poses increased risks to our information technology systems and data, as employees working from home, in transit or in public locations, utilize network connections, computers and devices outside our premises or network. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We rely on third parties and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email and productivity software, and other functions. We also rely on third-party service providers to provide other products or services, or otherwise to operate our business. Our business, including our ability to manufacture drug products and conduct clinical trials, therefore depends on the continuous, effective, reliable and secure operation of our information technology resources and those of third parties with whom we work, including computer hardware, software, networks, Internet servers and related infrastructure. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. In particular, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products) or the third-party information technology systems that support us and our services. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information technology systems (such as our hardware and/or software, including that of third parties with whom we work), but we may not be able to detect, mitigate, and remediate all such vulnerabilities on a timely basis. It may also be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities, which could be exploited and result in a security incident. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our products. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations have required us to implement and maintain specific security measures, industry-standards or reasonable security measures to protect our information technology systems and sensitive information.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. For example, although we have not directly experienced a cyberattack, third parties with whom we work have experienced security incidents, such as the SolarWinds attack in December 2020, the ransomware attack on Kronos Private Cloud in December 2021 and the Change Healthcare data breach in February 2024. In all of these cases, we were able to apply software patches or move operations to a new provider in order to avoid any negative impact on our operations or the sensitive information we may process. Nonetheless, these incidents illustrate that despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems and those of third parties with whom we work, our efforts may not be successful.

Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identify theft protection services. Such disclosures and related actions can be costly, and the disclosures or the failure to comply with such applicable requirements could lead to adverse consequences. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience material adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and material attendant consequences may cause customers to stop using our products, deter new customers from using our products, and negatively impact our ability to grow and operate our business. Additionally, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our cybersecurity insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Sensitive information of the Company or our customers could also be leaked, disclosed, or revealed as a result of or in connection with the use of generative artificial intelligence (“AI”) technologies by our employees, personnel or vendors.

We expect that our results of operations will fluctuate for the foreseeable future, which may make it difficult to predict our future performance from period to period.

Our operating results have fluctuated in the past and are likely to do so in future periods. Some of the factors that could cause our operating results to fluctuate from period to period include the factors that will affect our funding requirements described above under “Risk Factors –

We may need to raise additional capital to fund our operations.” In addition, the current inflationary environment related to increased aggregate demand and supply chain constraints has the potential to adversely affect our operating expenses.

We believe that comparisons from period to period of our financial results are not necessarily meaningful and should not be relied upon as indications of our future performance.

We may incur losses and may not generate positive or sufficient cash flow from operations in the future which may have an adverse impact on our working capital, total assets and stockholders' equity and our ability to service all of our indebtedness and commitments.

Our ability to achieve and sustain positive cash flow from operations and profitability depends heavily upon successfully commercializing our products, and although we had positive cash flows from operations and net income in the year ended December 31, 2024, we may not generate positive cash flow from operations or be profitable in the future. In addition, we cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to make scheduled payments on our insulin purchase commitments and debt obligations. If our cash flows and capital resources are insufficient to fund our obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our obligations. In the past, we have had losses that have had, and we may in the future have losses that have, an adverse impact on our working capital, total assets and stockholders’ equity.

As of December 31, 2024, we had an accumulated deficit of $3.2 billion. The accumulated deficit has resulted principally from costs incurred in our R&D programs, the write-off of assets (including goodwill, inventory and property, plant and equipment) and general operating expenses. We expect to make substantial expenditures and may incur operating losses in the future in order to continue commercializing our products and to advance development of product candidates in our pipeline.

In addition, we may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. For example, in December 2024, we exchanged an aggregate principal amount of approximately $193.7 million of our senior convertible notes for 26,749,559 shares of our common stock and a cash payment of approximately $89.2 million, and we may seek to retire or purchase the remaining senior convertible notes. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, any such purchases or exchanges may result in us acquiring and retiring a substantial amount of such indebtedness, which could impact the trading liquidity of such indebtedness.

Our business, product sales, results of operations and ability to access capital could be adversely affected by the effects of health pandemics or epidemics, in regions where we or third parties distribute our products or where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations.

Our business could be adversely affected by the effects of health pandemics or epidemics in regions where we have business operations, and we could experience significant disruptions in the operations of third-party manufacturers and distributors upon whom we rely. For example, sales and demand for Afrezza were adversely affected by the global COVID-19 pandemic, and future pandemics or epidemics could adversely affect the demand for and sales of our products in the future. Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to infectious diseases, could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. In addition, our contract manufacturers in China could be impacted by that country’s policy of strict lockdowns in order to reduce the spread of disease. Disruptions in sales and demand for our products would be expected to occur:

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

Afrezza has been approved in the United States, Brazil and India, but we have not yet obtained approval in any other jurisdiction. Similarly, V-Go has received 510(k) clearance from the FDA, but has not received a comparable approval in any other country. In order to market our products in a foreign jurisdiction, we must obtain regulatory approval in each such foreign jurisdiction, and we may never be able to obtain such approvals. The research, testing, manufacturing, labeling, sale, import, export, marketing, and distribution of therapeutic products outside the United States are subject to extensive regulation by foreign regulatory authorities, whose regulations differ from country to country. We will be required to comply with the different regulations and policies of the jurisdictions where we seek approval for our products, and we have not yet identified all of the requirements that we will need to satisfy to submit our products for approval for other jurisdictions. This will require additional time, expertise and expense, including the potential need to conduct additional studies or development work for other jurisdictions beyond the work that we have conducted to support the approval of our products in the United States.

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

We have generally sought to develop product candidates through our internal research programs. All product candidates require preclinical, clinical and other testing prior to seeking regulatory approval to market them. Accordingly, the development timelines for product candidates can stretch over many years. Further research and development on these programs requires significant financial resources. Given our limited financial resources, we may not be able to complete the full clinical development of our product candidates unless we are able to obtain specific funding for these programs or enter into collaborations with third parties.

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
•
the analysis of data collected from clinical studies of our products and product candidates may not reach the statistical significance necessary, or otherwise be sufficient to support FDA or other regulatory approval for the claimed indications;
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

The effects of approved therapeutic products over terms longer than the clinical studies or in much larger populations may not be consistent with earlier clinical results. If long-term use of an approved therapeutic product results in adverse health effects or reduced efficacy or both, the FDA or other regulatory agencies may terminate our or any collaboration partner’s ability to market and sell the product, may narrow the approved indications for use or otherwise require restrictive product labeling or marketing, or may require further clinical studies, which may be time-consuming and expensive and may not produce favorable results.

V-Go received pre-market clearance in 2010 under Section 510(k) of the U.S. Federal Food, Drug, and Cosmetic Act ("FDCA"). This process typically requires the submission of less supporting documentation than other FDA approval processes and does not always require long-term clinical studies. As a result, we currently lack significant published long-term clinical data supporting the safety and efficacy of V-Go and the benefits it offers that might have been generated in connection with other approval processes. For these reasons, adults who require insulin and their healthcare providers may be slower to adopt or recommend V-Go, we may not have comparative data that our competitors have or are generating, and third-party payers may not be willing to provide coverage or reimbursement for V-Go. Further, future studies or clinical experience may indicate that treatment with V-Go is not superior to treatment with competitive products. Such results could slow the adoption of V-Go and significantly reduce our sales, which could prevent us from achieving our forecasted sales targets or achieving or sustaining profitability. Moreover, if future results and experience indicate that V-Go causes unexpected or serious complications or other unforeseen negative effects, we could be subject to mandatory product recalls, suspension or withdrawal of FDA clearance or approval, significant legal liability or harm to our business reputation.

We may not realize the anticipated benefits of any future acquisition or strategic transaction; we may be unable to successfully integrate new products, technologies or businesses we may acquire.

We periodically evaluate and pursue acquisition of therapeutic products or product candidates and technologies. The integration of any acquired business, product, technology or other assets into our company may be complex and time-consuming and, if such businesses, products, technologies or assets are not successfully integrated, we may not achieve the anticipated benefits, cost-savings or growth opportunities. Potential difficulties that may be encountered in the integration process include the following:

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

If we lose any key employees, our operations and our ability to execute our business strategy could be materially harmed.

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

As of December 31, 2024, the Company had federal and state net operating loss carryforwards of approximately $1.9 billion and $1.3 billion available, respectively, to reduce future taxable income. $492.9 million of the federal net operating loss carryforwards do not expire and the remaining federal net operating loss carryforwards will begin expiring in 2026 through various future dates.

Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company’s federal and California net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. As a result of the Company's initial public offering, an ownership change within the meaning of Section 382 occurred in August 2004. As a result, federal net operating loss and credit carryforwards of approximately $105.8 million are subject to an annual use limitation of approximately $13.0 million. The annual limitation is cumulative and therefore, if not fully utilized in a year can be utilized in future years in addition to the Section 382 limitation for those years. We have completed a Section 382 analysis beginning from the date of our initial public offering through December 31, 2024, to determine whether additional limitations apply to the net operating loss carryforwards and other tax attributes, and no additional changes in ownership that met Section 382 study ownership change threshold have been identified through December 31, 2024. There is a risk that changes in ownership may occur in tax years after December 31, 2024. If a change in ownership were to occur, our net operating loss carryforwards and other tax attributes could be further limited or restricted. If limited, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, related to the Company’s operations in the U.S. will not impact the Company’s effective tax rate.

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

We maintain the majority of our cash and cash equivalents in accounts at banking institutions in the United States that we believe are of high quality. Cash held in these accounts often exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we could lose all or a portion of amounts held in excess of such insurance limitations. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

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

As part of the approval of Afrezza, the FDA required us to conduct certain additional clinical studies of Afrezza, including a long-term safety study that was originally intended to compare the incidence of pulmonary malignancy observed with Afrezza to that observed in a standard of care control group. We have an ongoing dialogue with the FDA regarding the agency’s current interest in the long-term safety of Afrezza and an appropriate study design or registry to address any concerns. To date, we have not commenced a long-term safety study or budgeted any amount for it, but such a study in its original design would be anticipated to require substantial capital resources that we may not be able to obtain.

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

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates, delay the submission or review of an application or require additional expenditures by us. In addition, interested parties (such as individuals, advocacy groups and competing pharmaceutical companies) can file a citizen petition with the FDA to request policy change or some form of administrative action on the FDA’s part, including with respect to a New Drug Application ("NDA"). For example, in July 2021, a third party submitted a citizen petition to the FDA requesting that the FDA refuse to approve Tyvaso DPI, and/or impose additional requirements in order to approve the product. This prompted the FDA to request additional information concerning Tyvaso DPI prior to granting approval in May 2022. If successful, a citizen petition can significantly delay, or even prevent, the approval of a drug product.

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

In both the United States and certain foreign jurisdictions, there has been a number of legislative and regulatory proposals in recent years to change the healthcare system in ways that could impact our ability to sell our products profitably. For example, the PPACA, enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers and continues to significantly affect the healthcare industry. There have been executive, judicial and congressional challenges and amendments to certain provisions of the PPACA. In addition, there have been proposed and enacted health reform initiatives affecting the PPACA. For example, the IRA extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025, eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program, and capped the out-of-pocket cost of insulin (including Afrezza) at $35 per month for Medicare recipients beginning in 2023. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges, other litigation, and the healthcare reform measures of the current administration will impact the PPACA.

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

Our future revenues and ability to generate positive cash flow from operations may be affected by the continuing efforts of government and other third-party payers to contain or reduce the costs of healthcare through various means. In the United States, there have been several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. See the discussion above in Item 1 – Business; Government Regulation, Price and Reimbursement.

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

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the Centers for Medicare and Medicaid Services (“CMS”) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for MannKind’s business. These actions may include directives to reduce agency workforce, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation (“CMMI”) to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Finally, Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. We cannot predict which additional measures may be adopted or the impact of current and additional measures on the marketing, pricing and demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.

If we or any partner fails to comply with federal and state healthcare laws, including fraud and abuse and health information laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.

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
•
The federal Physician Payments Sunshine Act under PPACA, which requires certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to the CMS information related to payments and other transfers of value to physicians (defined to include defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members.
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

Because of the breadth of these laws and the narrowness of available statutory exceptions and regulatory safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. We cannot ensure that all our employees, agents, contractors, vendors, licensees, partners or collaborators will comply with all applicable laws and regulations. If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, or any contractual obligations related to the same, we may be subject to governmental enforcement actions, investigations, litigation (including class action lawsuits) and other penalties, including significant civil, criminal and administrative penalties, damages, fines, imprisonment, disgorgement, defense costs, exclusion from U.S. federal or state healthcare programs, additional reporting requirements and/or oversight (including if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws), bans or restrictions on our processing of personal data, indemnity obligations and the curtailment or restructuring of our operations. Any such event or consequence, including penalties, damages, fines, and curtailment or restructuring of our operations, could materially adversely affect our ability to operate our business, including our ability to run clinical trials, and our financial results and harm our reputation. Although compliance programs can help mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state fraud laws may prove costly.

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure, or that of the third parties with whom we work, to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA (like other U.S. comprehensive privacy laws) exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties with whom we work.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union's General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”) (collectively “GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), and Australia’s Privacy Act impose strict requirements for processing personal data. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to the processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. We may also be subject to new and emerging data privacy regimes in Asia, including Japan’s Act on the Protection of Personal Information.

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

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom (“UK”) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework) these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have prevented companies from transferring personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Regulators in the United States, such as the Department of Justice, are also increasingly scrutinizing certain personal data transfers and have imposed and may enact certain data localization requirements, particularly if we transfer personal data to, or process personal data of residents of, high risk or sanctioned jurisdictions, such as the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern.

We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We publish privacy policies, marketing materials and other statements, such as statements related to compliance with certain certifications or self-regulatory principles concerning data privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences. In addition, privacy advocates and industry groups have proposed, and may propose, standards with which we are legally or contractually bound to comply, or may become subject to in the future.

Our obligations related to data privacy and security are quickly changing, becoming increasingly stringent and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

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

Our business could be negatively impacted by environmental, social and corporate governance ("ESG") matters or our reporting of such matters.

There is an increasing focus from certain investors, employees, partners, and other stakeholders concerning ESG matters. We may be, or be perceived to be, not acting responsibly in connection with these matters, which could negatively impact us. For example, we have not previously reported our environmental emissions. The SEC recently finalized rules designed to enhance and standardize climate-related disclosures. These climate disclosure rules have been challenged in court and the SEC has issued an order staying their implementation pending the outcome of judicial review. These new climate-related disclosures, if required, may significantly increase our compliance and reporting costs and may also result in disclosures that certain investors or other stakeholders deem to impact our reputation negatively and/or that harm our stock price.

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

Interference proceedings brought by the United States Patent and Trademark Office ("USPTO"), may be necessary to determine the priority of inventions with respect to our pre-AIA patent applications or those of our collaborators or licensors. Additionally, the AIA has greatly expanded the options for post-grant review of patents that can be brought by third parties. In particular, Inter Partes Review (“IPR”), available against any issued United States patent (pre-and post-AIA), has resulted in a higher rate of claim invalidation, due in part to the much reduced opportunity to repair claims by amendment as compared to re-examination, as well as the lower standard of proof used at the USPTO as compared to the federal courts. With the passage of time an increasing number of patents related to successful pharmaceutical products are being subjected to IPR. Moreover, the filing of IPR petitions has been used by short-sellers as a tool to help drive down stock prices. We may not prevail in any litigation, post-grant review, or interference proceedings in which we are involved and, even if we are successful, these proceedings may result in substantial costs and be a distraction to our management. Further, we may not be able, alone or with our collaborators and licensors, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

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
•
our ability to successfully commercialize other products;
•
the progress and results of preclinical and clinical studies of our product candidates and of post-approval studies of approved products that are required by the FDA;
•
general economic, political or stock market conditions, especially for emerging growth and pharmaceutical market sectors;
•
geopolitical events;
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

The global credit and financial markets have experienced extreme volatility and disruptions in the past. These disruptions can result in severely diminished liquidity and credit availability, increase in inflation, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, actual or anticipated bank failures, tariffs and trade wars, higher inflation, or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Our portfolio of corporate and government bonds could also be adversely impacted. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our operations, growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn or rising inflation, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

Currently, our manufacturing facility in Connecticut is the sole location for the manufacturing of Afrezza and Tyvaso DPI. Similarly, our contract manufacturer in Southern China is the only location for the assembly of V-Go. Additional contract manufacturers in China perform release testing, sterilization, inspection and packaging functions. These facilities and the specialized manufacturing equipment we use at them would be costly to replace and could require substantial lead-time to repair or replace. We depend on our facilities and on collaborators, contractors and vendors for the continued operation of our business. Natural disasters, such as interruptions in the supply of natural resources, public health pandemics or epidemics, earthquakes and extreme weather conditions, including, but not limited to, hurricanes, floods, tornados, wildfires, and winter storms, or other catastrophic events, including political and governmental changes, conflicts, explosions, actions of animal rights activists, terrorist attacks and wars, could disrupt our operations or those of our collaborators, contractors and vendors. Such conditions may be further exacerbated by the effects of climate change. We might suffer losses as a result of business interruptions that exceed the coverage available under our and our contractors’ insurance policies or for which we or our contractors do not have coverage. For example, we are not insured against a terrorist attack. Any natural disaster or catastrophic event could have a significant negative impact on our operations and financial results. Moreover, any such event could delay our research and development programs or cause interruptions in our commercialization of our products.

Adverse developments affecting the financial services industry could adversely affect our current and projected business operations and our financial condition and results of operations.

Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to bank failures and market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Similarly, days later, Signature Bank and Silvergate Capital Corp. were each swept into receivership. In addition, in May 2023, the FDIC seized First Republic Bank and sold its assets to JPMorgan Chase & Co. While the U.S. Department of Treasury, FDIC and Federal Reserve Board have implemented a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program, there is no guarantee that such programs will be sufficient. Additionally, it is uncertain whether the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and manufacturing-related data (collectively “Information Systems and Data”).

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

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Executive Director of Information Technology, who has more than 30 years of experience of building and managing critical systems that house sensitive data, and a dedicated information security analyst with more than 15 years of experience in providing protection and resilience against evolving threats. Our Executive Director of Information Technology is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. This member of the management team is also responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

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

As of December 31, 2024, we leased a total of approximately 24,475 square feet of office space in Westlake Village, California pursuant to a lease that expires in July 2028. See Note 16 – Commitments and Contingencies in the consolidated financial statements included in Part II, Item 8 – Financial Statements and Supplementary Data.

In addition, we assumed certain leased real property (the “Marlborough Lease”) pursuant to the Asset Purchase Agreement entered into in May 2022 with Zealand Pharma A/S and Zealand Pharma US, Inc. The Marlborough Lease pertains to certain premises in a building located in Marlborough, Massachusetts. As of December 31, 2024, we leased a total of approximately 20,000 square feet of building space pursuant to a lease that expires in February 28, 2026. See Note 16 – Commitments and Contingencies in the consolidated financial statements included in Part II, Item 8 – Financial Statements and Supplementary Data.

In July 2024, we assumed certain leased real property (the "Bedford Lease") in connection with the Pulmatrix Transaction. The Bedford Lease pertains to approximately 20,000 square feet in a building located in Bedford, Massachusetts. The monthly base rent payments of $101,282 are subject to 3% annual increases, plus the estimated cost of maintaining the property and common areas by the landlord. We also assumed from Pulmatrix a $0.7 million obligation to repay landlord-funded tenant improvements at a rate of $6,000 per month through the end of the lease term in November 2033. We have the right to extend the lease term for an additional five-year term.

Item 3. Legal Proceedings

See Note 16 – Commitments and Contingencies in the consolidated financial statements included in Part II, Item 8 – Financial Statements and Supplementary Data.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market

Our common stock has been traded on The Nasdaq Global Market under the symbol “MNKD” since July 28, 2004. On February 14, 2025, there were 94 registered holders of record of our common stock.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph illustrates a comparison of the cumulative total stockholder return (change in stock price plus reinvested dividends) of our common stock with (i) The Nasdaq Composite Index and (ii) The Nasdaq Biotechnology Index. The graph assumes a $100 investment, on December 31, 2019, in (i) our common stock, (ii) the securities comprising The Nasdaq Composite Index and (iii) the securities comprising The Nasdaq Biotechnology Index.

Comparison of Five-Year Cumulative Total Return of a $100 Investment on December 31, 2019

$600
$500
$400
$300
$200
$100
$0
12/31/2019
2020
2021
2022
2023
2024
Nasdaq Composite Index - Total Return (^XCMP)
Nasdaq Biotechnology Index - Total Return (^XNBI)
MannKind Corporation (NasdaqGM:MNKD)

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
	12/31/2019	**2020**	**2021**	**2022**	**2023**	**2024**
Nasdaq Composite Index - Total Return (^XCMP)	$100.00	$144.92	$177.06	$119.45	$172.77	$223.87
Nasdaq Biotechnology Index - Total Return (^XNBI)	$100.00	$126.42	$126.45	$113.65	$118.87	$118.20
MannKind Corporation (NasdaqGM:MNKD)	$100.00	$242.64	$338.76	$408.53	$282.17	$498.45

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.

Recent Sales of Unregistered Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

A discussion of changes in our results of operations during the year ended December 31, 2023 compared to the year ended December 31, 2022 has been omitted from this Annual Report on Form 10-K but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024, which discussion is incorporated herein by reference and which is available free of charge on the SEC’s website at www.sec.gov.

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

In our endocrine business unit, we currently commercialize two products: Afrezza (insulin human) Inhalation Powder, an ultra rapid-acting inhaled insulin indicated to improve glycemic control in adults with diabetes, and the V-Go wearable insulin delivery device, which provides continuous subcutaneous infusion of insulin in adults that require insulin. Afrezza was developed by us and received approval from the FDA in June 2014. Afrezza consists of a dry powder formulation of human insulin delivered from a small portable inhaler. V-Go received 510(k) clearance by the FDA in 2010 and has been available commercially since 2012. In May 2022, we acquired V-Go from Zealand. V-Go is a mechanical basal-bolus insulin delivery system that is worn like a patch and can eliminate the need for taking multiple daily injections.

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

Our pipeline of potential treatments for orphan lung diseases includes MNKD-101, a nebulized formulation of clofazimine, for the treatment of severe chronic and recurrent pulmonary infections, including NTM lung disease. We believe an orally inhaled formulation of clofazimine could potentially provide several clinical advantages over the current solid oral dosage form, including directly targeting the site of the infection while lowering the systemic exposure of patients to the drug. The FDA has designated MNKD-101 as both an orphan drug and as a qualified infectious disease product for the treatment of pulmonary NTM infections. It has also granted Fast Track designation to our development program. In June 2024, we initiated a Phase 3 clinical study of MNKD-101, with sites in the United States, Japan, South Korea, Taiwan and Australia. We expect enrollment of subjects into this study to continue into 2026.

The other major program in our pipeline is MNKD-201, a dry-powder formulation of nintedanib, for the treatment of IPF. An oral dosage form of nintedanib was approved for IPF by the FDA in 2014. However, a fairly large oral dose is required in order to achieve sufficient drug levels in lung tissue. Our goal with an inhaled formulation is to deliver a therapeutic amount of nintedanib to the lungs while avoiding high levels of the drug in other tissues, where it is associated with undesirable side effects. In 2024, we conducted a Phase 1 clinical study of MNKD-201, which met its primary objective of demonstrating positive safety results and good tolerability in healthy volunteers. We plan to meet with the FDA in the first half of 2025 to discuss the late-stage development of MNKD-201.

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

As of December 31, 2024, we had cash, cash equivalents and investments of $202.7 million, an accumulated deficit of $3.2 billion and a total stockholders’ deficit of $78.8 million. We had net income of $27.6 million in the year ended December 31, 2024, and net loss of $11.9 million and $87.4 million in the years ended December 31, 2023 and 2022, respectively. To date, we have funded our operations primarily through the sale of our equity and convertible debt securities, from the receipt of upfront and milestone payments from collaborations, from borrowings, from sales of Afrezza and V-Go, from royalties and manufacturing revenue from UT, from proceeds of the sale-leaseback of our manufacturing facility in Danbury, CT and from the sale of a portion of future royalties that we receive from UT.

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

We consider our critical accounting policies to be those related to revenue recognition and gross-to-net adjustments, inventory costing and recoverability, recognized loss on purchase commitments, impairment of long-lived assets, milestone rights liability, clinical trial expenses, stock-based compensation, interest expense related to liability for sale of future royalties and accounting for income taxes. These critical accounting policies are also considered significant accounting policies and are more fully described in Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Part II, Item 8 – Financial Statements and Supplementary Data.

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

The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analysis also contemplates application of the constraint in accordance with the guidance, under which we determined a material reversal of revenue would not occur in a future period for the estimates of gross-to-net adjustments as of December 31, 2024 and, therefore, the transaction price was not reduced further during the year ended December 31, 2024. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net revenue – commercial product sales and earnings in the period such variances become known.

Significant judgment is required in estimating gross-to-net adjustments, historical experience, payer channel mix unbilled claims, claim submission time lags and inventory levels in the distribution channel. Our reserves for variable consideration related to our commercial products are reflected in our gross-to-net adjustments which were 40% of gross product revenue, or $53.8 million, for the year ended December 31, 2024, compared to 43% of gross product revenue, or $56.4 million, for the year ended December 31, 2023. If there is a 10% difference between the estimates for accruals and the actual liability in the reserves for variable consideration, the impact to our revenue for commercial product sales would be $1.7 million or a 1.2% change in the gross-to-net adjustment percentage for the year ended December 31, 2024.

These reserves are further detailed under Reserves for Variable Consideration in Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Part II, Item 8 – Financial Statements and Supplementary Data.

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

With respect to our significant collaboration and service agreement with UT, which was entered into in December 2022 and includes a long-term commercial supply agreement (as amended, the "CSA"), if there is a 10% difference in (i) the estimates used to determine the transaction price for the CSA or (ii) the related allocation of the transaction price between performance obligations, the difference between the estimates for accruals and the actual liability for deferred revenue and revenue recognized for collaborations and services would be $2.6 million for the year ended December 31, 2024.

Revenue Recognition – Royalties — We recognize royalty revenue for a sales-based or usage-based royalty if it is promised in exchange for an intellectual property license. The royalty revenue is recognized as the latter of the subsequent sale of the product occurs or if the performance obligation to which the royalty has been allocated has been satisfied or partially satisfied. Our collaboration agreement with UT entitles us to receive a royalty on net sales of Tyvaso DPI for the license of our intellectual property that was considered to be interdependent with the development activities that supported the approval of Tyvaso DPI.

Interest Expense – Liability for Sale of Future Royalties — In December 2023, we sold a portion of our rights to future royalties on UT’s sale of Tyvaso DPI. The upfront proceeds received from the royalty purchaser were recorded as a royalty liability in the consolidated balance sheets. As royalty payments are earned by and remitted to the royalty purchaser, the balance of the royalty liability will be effectively repaid as it is amortized over the life of the underlying purchase agreement. To amortize the royalty liability, we estimate the total amount of future royalty payments to be made to the royalty purchaser. The excess of those future estimated royalty payments over the upfront proceeds received is recognized in the consolidated statements of operations as non-cash interest expense utilizing an imputed effective interest rate. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate may vary during the term of the agreement depending on a number of factors, including the amount and timing of forecasted royalty payments which affects the timing and ultimate amount of reductions to the liability.

The Company evaluates the effective interest rate periodically based on its forecasted royalty payments utilizing the prospective method. The Company periodically assesses the forecasted royalty payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments, or the timing of such payments, are materially different than original estimates, the Company will prospectively adjust the effective interest rate and amortization of the royalty liability. If there is a 10% difference in the estimated future royalty payments, the impact to our interest expense with respect to our royalty liability would be $4.6 million for the year ended December 31, 2024.

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

The grant date fair value for the Market RSUs was $10.30 per unit for the Market RSUs granted during the year ended December 31, 2024, compared to $9.40 per unit for the Market RSUs granted during the year ended December 31, 2023. If there is a 10% difference in the grant date fair value of the Market RSUs, the impact to our stock-based compensation expense would be $1.1 million for the year ended December 31, 2024.

Results of Operations

Trends and Uncertainties

Our collaboration agreement with UT entitles us to receive a 10% royalty on net sales of Tyvaso DPI, subject to our sale of a 1% royalty on future net sales to a royalty purchaser (leaving us with a 9% royalty) in December 2023. See Note 16 – Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8 – Financial Statements and Supplementary Data. Our royalty revenue reflects the upward trend in demand for Tyvaso DPI in the marketplace.

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

Years ended December 31, 2024 and 2023

Revenues

The following table provides a comparison of the revenue categories for the years ended December 31, 2024 and 2023 (dollars in thousands):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Revenues
Commercial product sales:
Gross revenue from commercial product sales	$136,127	$130,461	$5,666	4%
Less: Wholesaler distribution fees, rebates and chargebacks, product returns and other discounts	53,798	56,432	$(2,634)	(5%)
Commercial product sales	$82,329	$74,029	$8,300	11%
Gross-to-net revenue adjustment percentage	40%	43%
Collaborations and services	100,840	52,954	$47,886	90%
Royalties	102,335	71,979	$30,356	42%
Total revenues	$285,504	$198,962	$86,542	43%

Afrezza — Gross revenue from sales of Afrezza increased by $11.0 million, or 13%, for the year ended December 31, 2024 compared to the prior year. The increase was driven primarily by higher demand and price. The gross-to-net adjustment was 35% of gross revenue, or $34.9 million, for the year ended December 31, 2024 compared to 38% of gross revenue, or $33.0 million, for the prior year. The improved gross-to-net percentage was primarily attributable to a decrease in anticipated product returns (as a percentage of gross sales). As a result, net revenue from sales of Afrezza increased by $9.1 million, or 17%, for the year ended December 31, 2024 compared to the prior year.

V-Go — Gross revenue from sales of V-Go decreased by $5.3 million, or 13%, for the year ended December 31, 2024 compared to the prior year and was primarily a result of lower demand partially offset by increased price. The gross-to-net adjustment was 51% of gross revenue, or $18.9 million, for the year ended December 31, 2024 compared to 55% of gross revenue, or $23.4 million, for the prior year. The improved gross-to-net percentage was mainly attributable to a decrease in rebates. As a result, net revenue from sales of V-Go decreased by $0.8 million, or 4%, for the year ended December 31, 2024 compared to the prior year.

Collaborations and Services — Net revenue from collaborations and services increased by $47.9 million, or 90%, for the year ended December 31, 2024 compared to the prior year. The increase in revenue was primarily attributable to increased manufacturing volume for product sold to UT. Royalty revenue from UT increased by $30.4 million, or 42%, for the year ended December 31, 2024 compared to the prior year due to UT's increase in net revenue from sales of Tyvaso DPI due to higher patient demand.

See Note 11 – Collaborations, Licensing and Other Arrangements in the consolidated financial statements included in Part II, Item 8 – Financial Statements and Supplementary Data.

Commercial product gross profit

The following table provides a comparison of the commercial product gross profit categories for the years ended December 31, 2024 and 2023

(dollars in thousands):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Commercial product gross profit:
Commercial product sales	$82,329	$74,029	$8,300	11%
Less: Cost of goods sold	17,429	20,863	$(3,434)	(16%)
Commercial product gross profit:	$64,900	$53,166	$11,734	22%
Gross margin	79%	72%

Commercial product gross profit increased by $11.7 million, or 22%, for the year ended December 31, 2024 compared to the prior year. The increase in gross profit and gross margin was primarily attributable to an increase in Afrezza net revenue, improved gross-to-net adjustments related to V-Go rebates and decreased cost of goods sold as a result of reduced sales of V-Go and efficiencies gained from increased production volumes of all products manufactured at our Danbury facility.

Expenses

The following table provides a comparison of the expense categories for the years ended December 31, 2024 and 2023 (dollars in thousands):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Expenses:
Cost of goods sold	$17,429	$20,863	$(3,434)	(16%)
Cost of revenue – collaborations and services	59,173	41,908	$17,265	41%
Research and development	45,893	31,283	$14,610	47%
Selling, general and administrative	94,329	94,314	$15	0%
(Gain) loss on foreign currency transaction	(3,907)	1,916	$(5,823)	*
Total expenses	$212,917	$190,284	$22,633	12%

_________________________

* Not meaningful

Cost of revenue — collaborations and services increased by $17.3 million, or 41%, for the year ended December 31, 2024 compared to the prior year primarily as a result of increased manufacturing volume of Tyvaso DPI.

Research and development expenses increased by $14.6 million, or 47%, for the year ended December 31, 2024 compared to the prior year. The increase was primarily attributable to increased expenditures for development activities, including a Phase 3 clinical study of MNKD-101 and a Phase 1 clinical study of MNKD-201, and personnel costs primarily due to increased headcount as a result of the Pulmatrix Transaction.

Selling, general and administrative expenses for the year ended December 31, 2024 remained consistent compared to the prior year. This was primarily attributable to a loss of $1.4 million for estimated returns associated with sales of V-Go that pre-date our acquisition of the product and increases in personnel costs, professional fees and promotional activities, offset by a decrease in selling expenses related to sales force restructuring activities completed during the first quarter of 2024.

Gain on foreign currency transaction was $3.9 million for the year ended December 31, 2024 compared to a loss of $1.9 million for the prior year. Under the Insulin Supply Agreement with Amphastar, payment obligations are denominated in Euros. We are required to record the foreign currency transaction impact of the U.S. dollar to Euro exchange rate associated with the recognized loss on purchase commitments. The year-over-year change was due to fluctuations in the Euro to U.S. dollar exchange rates.

Other Income (Expense)

The following table provides a comparison of the other income (expense) categories for the years ended December 31, 2024 and 2023 (dollars in thousands):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Interest income, net	$12,615	$6,154	$6,461	105%
Interest expense on liability for sale of future royalties	(16,172)	(185)	$(15,987)	*
Interest expense on financing liability	(9,828)	(9,825)	$3	0%
Interest expense	(11,981)	(15,151)	$(3,170)	(21%)
Gain on bargain purchase	5,259	—	$5,259	*
Other income	32	122	$(90)	(74%)
Loss on settlement of debt	(20,444)	—	$(20,444)	*
Loss on available-for-sale securities	(1,550)	(170)	$(1,380)	*
Total other expense	$(42,069)	$(19,055)	$23,014	121%

_________________________

* Not meaningful

Interest income, net, consisting of interest and accretion on investments net of amortization, increased by $6.5 million compared to the prior year primarily due to an increase in the underlying investments from the proceeds of the sale of 1% of our Tyvaso DPI royalties in December 2023 and higher yields on our securities portfolio.

Interest expense on liability for sale of future royalties was $16.2 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively, and was attributable to imputed interest and amortization of debt issuance costs on the liability recorded in connection with the sale of 1% of our Tyvaso DPI royalties in December 2023. See Note 16 – Commitments and Contingencies.

Interest expense on financing liability was $9.8 million for each of the years ended December 31, 2024 and 2023, and represented interest incurred on the sale lease-back transaction for our manufacturing facility in Danbury, CT.

Interest expense decreased by $3.2 million for the year ended December 31, 2024 compared to the prior year. The decrease was primarily due to repayment of the MidCap credit facility and Mann Group convertible note in April 2024. See Note 10 – Borrowings.

Gain on bargain purchase of $5.3 million for the year ended December 31, 2024 was the result of the excess of net assets acquired over consideration paid in the Pulmatrix Transaction. See Note 3 – Pulmatrix Transaction.

Loss on settlement of debt includes repayment of a portion of the senior convertible notes pursuant to private exchange agreements with certain note holders in December 2024, resulting in an inducement expense of $13.4 million. Additionally, in April 2024, a loss on early extinguishment of debt of $7.0 million was incurred for the year ended December 31, 2024 in connection with the repayment of the MidCap credit facility and Mann Group convertible note. See Note 10 – Borrowings.

Loss on available-for-sale securities for the year ended December 31, 2024 was $1.6 million as a result of modification of the Thirona investment. Loss on available-for-sale securities for the year ended December 31, 2023 was $0.2 million as a result of the change in the fair value of the investment that related to credit risk.

Non-GAAP Measures

To supplement our consolidated financial statements presented under GAAP, we are presenting non-GAAP net income (loss) and non-GAAP net income (loss) per share - basic, which are non-GAAP financial measures. We are providing these non-GAAP financial measures to disclose additional information to facilitate the comparison of past and present operations, and they are among the indicators management uses as a basis for evaluating our financial performance. We believe that these non-GAAP financial measures, when considered together with our GAAP financial results, provide management and investors with an additional understanding of our business operating results, including underlying trends.

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

The following table reconciles our financial measures for net income (loss) and net income (loss) per share ("EPS") for basic weighted average shares as reported in our consolidated statement of operations to a non-GAAP presentation:

	Year Ended December 31,
	2024		2023		2022
	Net Income	Basic EPS	Net Loss	Basic EPS	Net Loss	Basic EPS
	(In thousands except per share data)
GAAP reported net income (loss)	$27,588	$0.10	$(11,938)	$(0.04)	$(87,400)	$(0.34)
Non-GAAP adjustments:
Sold portion of royalty revenue (1)	(10,234)	(0.04)	(2,103)	(0.01)	—	—
Interest expense on liability for sale of future royalties	16,172	0.06	185	—	—	—
Stock compensation	21,358	0.08	17,649	0.07	13,447	0.05
(Gain) loss on foreign currency transaction	(3,907)	(0.01)	1,916	0.01	(4,811)	(0.02)
Gain on bargain purchase	(5,259)	(0.02)	—	—	—	—
Loss on settlement of debt	20,444	0.07	—	—	—	—
Loss on available-for-sale securities	1,550	0.01	170	—	932	—
Non-GAAP adjusted net income (loss)	$67,712	$0.25	$5,879	$0.03	$(77,832)	$(0.31)
Weighted average shares used to compute net income (loss) per share – basic	274,415		267,014		257,092

_________________________

(1)
Represents the non-cash portion of the 1% royalty on net sales of Tyvaso DPI earned during the year ended December 31, 2024 and fourth quarter of 2023 which is remitted to the royalty purchaser and recognized as royalties from collaborations in our consolidated statements of operations. Our revenues from royalties from collaborations during the year ended December 31, 2024 and fourth quarter of 2023 totaled $102.3 million and $21.0 million, respectively, of which $10.2 million and $2.1 million, respectively, is remitted to the royalty purchaser.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, and investments. Our primary uses of cash include the development of our product pipeline, the manufacturing and marketing of Afrezza and V-Go, manufacturing Tyvaso DPI, the funding of selling, general and administrative expenses, and principal and interest payments on our financing liability and debt.

Historically, we have funded our operations primarily through the sale of equity and convertible debt securities, from the receipt of upfront and milestone payments from collaborations, from borrowings, from proceeds from the sale of certain assets and the sale of a portion of our future royalties that we receive from UT. More recently, sales of Afrezza and V-Go, and royalties and manufacturing revenue from UT, have become a more significant source of funding for our operations. In combination with our cash, cash equivalents and investments on hand, we believe that these sources of revenue, as well as the potential financing sources currently available to us, will allow us to meet our liquidity needs over the next 12 months and in the longer term.

We believe we will be able to meet our liquidity needs over the next 12 months, as well as longer-term needs, based on the balance of cash, cash equivalents and investments on hand, projected sales of Afrezza and V-Go, and projected royalties and manufacturing revenue from the production and sale of Tyvaso DPI. The following table presents our material cash requirements as of December 31, 2024 associated with contractual commitments for future periods (in thousands, except footnotes):

	2025	2026 - 2027	2028 - 2029	Thereafter	Total
Financing liability(1)	$10,269	$21,382	$22,684	$165,769	$220,104
Senior convertible notes(2)	908	36,773	—	—	37,681
Insulin purchase agreement(3)	—	10,470	12,147	34,554	57,171
Insulin purchase capacity fees(3)	1,554	3,108	2,072	3,108	9,842
Bedford, MA facility operating lease(4)	1,328	2,770	2,930	6,236	13,264
Total material cash requirements	$14,059	$74,503	$39,833	$209,667	$338,062

_________________________

(1)
$106.4 million principal amount of indebtedness under the Sale-Leaseback Transaction, plus $113.7 million of imputed interest. On November 8, 2021, we sold a portion of our manufacturing facility located in Danbury, CT to an affiliate of Creative Manufacturing Properties (the “Purchaser”) for a sales price of $102.3 million. We leased the property from the Purchaser for an initial term of 20 years, with four renewal options of five years each. The total annual rent under the lease started at approximately $9.5 million per year, subject to a 50% rent abatement during the first year of the lease, and increases annually by (i) 2.5% in the second through fifth year of the lease and (ii) 3% in the sixth and each subsequent year of the lease, including any renewal term. We are responsible for payment of operating expenses, property taxes and insurance for the leased property. Pursuant to the terms of the lease, we have four options to repurchase the property, in 2026, 2031, 2036 and 2041, for the greater of (i) $102.3 million or (ii) the fair market value of the leased property. Interest expense is calculated using an incremental borrowing rate of approximately 9.0%
(2)
$36.3 million aggregate principal amount of senior convertible notes bearing interest at 2.50% payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021 and maturing on March 1, 2026, unless earlier converted, redeemed or repurchased by us. The senior convertible notes are convertible at an initial conversion price of approximately $5.21 per share of common stock. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the Indenture.
(3)
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
(4)
$13.3 million remaining lease payments under an operating lease of a building located in Bedford, Massachusetts (the "Bedford Lease"). In July 2024, the Company assumed the Bedford Lease in connection with the Pulmatrix Transaction. The monthly base rent payments of $101,282 are subject to 3% annual increases, plus the estimated cost of maintaining the property and common areas by the landlord. The Company also assumed from Pulmatrix a $0.7 million obligation to repay landlord-funded tenant improvements at a rate of $6,000 per month through the end of the lease term in November 2033. The Company has the right to extend the lease term for an additional five-year term. Interest expense is calculated using an incremental borrowing rate of approximately 7.3%.

To date, we have been able to timely make our required interest payments on our indebtedness. If we fail to repay, repurchase or redeem our outstanding notes when required, we will be in default under the applicable instrument for such indebtedness, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have an adverse effect on our business, results of operations and financial condition. We may from time to time seek to retire or purchase our outstanding debt, including the remaining senior convertible notes, through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material.

In July 2013, we issued the Milestone Rights pursuant to the Milestone Rights Agreement to the Original Milestone Purchasers. The Milestone Rights were subsequently assigned the Milestone Purchasers. The Milestone Rights provide the Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones, $50.0 million of which remain payable as of December 31, 2024. See Note 9 – Accrued Expenses and Other Current Liabilities and Note 16 – Commitments and Contingencies for further information related to the Milestone Rights.

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

In February 2018, we entered into a controlled equity offering sales agreement (the “CF Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), as sales agent, pursuant to which we may offer and sell, from time to time, through Cantor Fitzgerald, shares of our common stock. Under the CF Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. In February 2022, we filed a sales agreement prospectus under a registration statement on Form S-3 covering the sale of up to $50.0 million of our common stock through Cantor Fitzgerald under the CF Sales Agreement, of which $23.3 million remained available as of December 31, 2024. The foregoing registration statement expired on February 24, 2025. On February 27, 2025, we and Cantor Fitzgerald amended and restated the CF Sales Agreement.

During the year ended December 31, 2024, we generated $42.5 million of cash from our operating activities, which consisted primarily of $261.2 million in cash receipts from customers (net of approximately $14.1 million of non-cash collaborations and services revenue which was previously deferred, $10.2 million of non-cash revenue for the 1% sold portion of our royalties and $1.1 million in milestone revenue for which we had not received payment as of December 31, 2024), partially offset by $81.1 million of selling, general and administrative expenses, $78.7 million of cost of goods sold, $42.1 million of research and development and $14.2 million of net cash paid for interest.

During the year ended December 31, 2023, we generated $34.1 million of cash from our operating activities, which consisted primarily of $241.3 million in cash receipts from customers (net of approximately $40.0 million of non-cash collaborations and services revenue which was previously deferred), partially offset by $84.1 million of cost of goods sold, $80.1 million of selling, general and administrative expenses, $28.1 million of research and development and $18.3 million of net cash paid for interest.

Cash used in investing activities of $96.6 million for the year ended December 31, 2024 was primarily due to the purchase of $273.8 million of held-to-maturity securities, $9.7 million of property and equipment and $7.0 of available-for-sale securities, partially offset by the maturity of $135.3 million of held-to-maturity debt securities and $58.1 million of available-for-sale securities.

Cash used in investing activities of $2.0 million for the year ended December 31, 2023 was primarily due to the purchase of $79.1 million of held-to-maturity securities and $42.4 million of property and equipment, partially offset by the maturity of $119.2 million of held-to-maturity securities.

Cash used in financing activities of $137.3 million for the year ended December 31, 2024 was primarily due to principal and early extinguishment payments on the senior convertible notes of $87.7 million, MidCap credit facility of $36.6 million, and Mann Group convertible note of $8.9 million and $6.1 million of payments to taxing authorities from equity withheld upon vesting of RSUs and stock options, partially offset by $3.1 million in proceeds from the market price stock purchase plan ("MPSPP") and ESPP.

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

Future Liquidity Needs

Although we have not generated net income or cash flows from operating activities on a consistent basis, we believe we will be able to meet our near-term liquidity needs based on our cash, cash equivalents and investments on hand, sales of Afrezza and V-Go, and royalties and manufacturing revenue from the production and sale of Tyvaso DPI as well as through debt or equity financing, if necessary, for our long-term liquidity needs. We expect to continue to incur expenditures for the foreseeable future in support of our manufacturing operations, sales and marketing costs for our products and development costs for other product candidates in our pipeline. As of December 31, 2024, we had cash, cash equivalents and investments of $202.7 million, which was comprised of capital resources of $46.3 million in cash and cash equivalents, $150.9 million in short-term investments and $5.5 million in long-term investments, and total principal amount of outstanding borrowings of $36.3 million.

We believe our resources will be sufficient to fund our operations for the next 12 months from the date of issuance of our consolidated financial statements included in Part II, Item 8 – Financial Statements and Supplementary Data.

Recent Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Part II, Item 8 – Financial Statements and Supplementary Data for information regarding new accounting standards that have been issued by the FASB but are not effective until after December 31, 2024.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The senior convertible notes have a fixed interest rate of 2.50% and therefore the interest expense associated with such debt is not exposed to changes in market interest rates. See Note 10 – Borrowings for information about the principal amount of outstanding debt.

We were subject to interest rate risk pursuant to our MidCap credit facility which accrued interest at an annual rate equal to the lesser of (i) 8.25% and (ii) one month SOFR (subject to a one month SOFR floor of 1.00%) plus 6.25%. Our MidCap credit facility was repaid in April 2024.

Foreign Currency Exchange Risk

We incur and will continue to incur significant expenditures for insulin supply obligations under our Insulin Supply Agreement. Such obligations are denominated in Euros. At the end of each reporting period, the recognized gain or loss on purchase commitment is converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and the Euro. For the year ended December 31, 2024, we realized a $3.9 million currency gain, which was reflected as a gain on foreign currency transaction in the consolidated statements of operations.

Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. If a change in the U.S. dollar to Euro exchange rate equal to 10% of the U.S. dollar to Euro exchange rate on December 31, 2024 were to have occurred, this change would have resulted in a foreign currency impact to our pre-tax income of approximately $5.8 million.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2024.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may not operate effectively because of changes in conditions such as replacing consulting resources with permanent personnel or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013 Framework).

Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report herein, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2024.

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

To the stockholders and Board of Directors of MannKind Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of MannKind Corporation and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 26, 2025, expressed an unqualified opinion on those financial statements.

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

February 26, 2025

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item and not set forth below will be set forth in the sections headed “Proposal 1 – Election of Directors” and “Corporate Governance Principles and Board and Committee Matters” in our definitive proxy statement for our 2025 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC on or before April 30, 2025, and is incorporated herein by reference.

(a) Executive Officers — For information regarding the identification and business experience of our executive officers, see “Information about our Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K.

(b) Directors — Our board of directors consists of the following members:

James S. Shannon, M.D. rejoined our board in May 2015 after previously serving as a director from February 2010 until April 2012. Dr. Shannon was appointed Chairman of the Board of Directors in December 2020. From May 2012 until his retirement in April 2015, Dr. Shannon was the Chief Medical Officer of GSK plc. He formerly held the position of Global Head of Pharma Development at Novartis AG, based in Basel, Switzerland from 2005 until 2008. After joining Sandoz in 1994 as Head of Drug Regulatory Affairs, Dr. Shannon led the Integration Office for R&D overseeing the creation of the Novartis R&D group from those of Ciba-Geigy Ltd and Sandoz. Following the merger, he was appointed Head of the Cardiovascular Strategic Team and subsequently became Global Head of Project and Portfolio Management before being appointed Global Head of Clinical Development and Medical Affairs in 1999, a position that he held until 2005 when he was appointed to Head Pharma Development. Between 2008 and joining GSK, Dr. Shannon served on the boards of a number of companies, including Biotie, Circassia, Crucell and Endocyte. He also sat on the board of Cerimon Pharmaceuticals where he held the position of interim Chief Executive Officer and President from January 2009 until April 2010. Dr. Shannon served on the boards of Immodulon Therapeutics Limited from July 2015 until December 2021 and Horizon Therapeutics from August 2017 until October 2023. He is currently chairman of the board of Kyowa Kirin (NA) Inc. since July 2019, and has served on the boards of ProQR Therapeutics NV since June 2016 and Leyden Labs since September 2020. He first entered the pharmaceutical industry in 1987 joining Sterling Winthrop Inc., working initially in Europe and subsequently in the USA, where he held positions of increasing responsibility in the management of research and development ultimately serving as Senior Vice-President, Clinical Development. Dr. Shannon is trained in Medicine and Cardiology. He received his undergraduate and postgraduate degrees at Queen’s University of Belfast and is a Member of the Royal College of Physicians (UK).

Steven B. Binder joined the board in October 2024 and was our Chief Financial Officer from July 2017 to April 2024. Before joining us, since 2013 Mr. Binder served as Vice President and Chief Financial Officer of the International Group of Stryker Corporation, a leading global medical technology company, based in Singapore. Prior to Stryker, Mr. Binder served in a series of senior leadership roles at BMS. His last four positions at BMS were Vice President, Finance roles over different geographic operating units: United States (2012-2013), Europe (2008-2011), AsiaPacific (2005-2007), and Japan (2003-2005). Prior to his international experience, Mr. Binder served in three senior leadership roles for Oncology Therapeutics Network, a U.S. based independent subsidiary of BMS: Vice President, Strategic Development (2001-2003), Vice President, Customer Operations (2000-2001), and Chief Financial Officer (1997-2000). Before Oncology Therapeutics Network, Mr. Binder progressed through three finance and accounting roles for BMS Worldwide Medicines Group after joining the company in 1992. Before BMS, he worked for Deloitte & Touche LLP in a series of auditing roles with increasing responsibility over an eight-year period beginning in 1984. Mr. Binder received a B.S. degree in Accounting and Business Administration from Muhlenberg College and is a Certified Public Accountant.

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

Sabrina Kay, PhD has been a member of our Board of Directors since December 2020. Currently, Dr. Kay serves as Founder and CEO of Fremont Private Investments, where she has led the operations and exits of several companies including The Art Institute of Hollywood (sold to Education Management Corp.), Premier Business Bank (sold to First Foundation Inc.), Fashion Umbrella, Fremont College, and Dale Carnegie of Los Angeles. Dr. Kay currently serves on the boards of East West Bank (NASDAQ: EWBC) and Hagerty (NYSE:HGTY). She is also a philanthropist, having served on more than 30 charitable and civic boards, including the Los Angeles Sports and Entertainment Commission, Petersen Automotive Museum, Portal Schools, the Leadership Council of International Medical Corps Leadership Council, the Board of Leaders of USC Marshall School and After-School All-Stars Los Angeles, which she chairs. Dr. Kay received Ed.D. and M.Sc. degrees in education from the University of Pennsylvania. She also holds an MBA from the University of Southern California.

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

2.1#

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

3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on May 27, 2020).

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 , 3.5 and 3.6.

4.2	Form of common stock certificate (incorporated by reference to Exhibit 4.2 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 16, 2017).

4.3	Description of Common Stock (incorporated by reference to Exhibit 4.3 in MannKind's Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on February 27, 2024).

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

4.7

Form of Global Note, representing MannKind Corporation’s 2.50% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.15) (incorporated by reference to Exhibit 4.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on March 5, 2021).

10.1*

Offer Letter, dated March 25, 2024, by and between MannKind Corporation and Chris Prentiss (incorporated by reference to Exhibit 10.1 to MannKind's Current Report on Form 8-K (File No. 000-50865), filed with the SEC on March 26, 2024).

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

10.4*

Offer Letter, dated May 16, 2023, by and between MannKind Corporation and Sanjay Singh (incorporated by reference to Exhibit 10.4 to MannKind's Annual Report on Form 10-K (File No. 000-50865) filed with the SEC on February 27, 2024).

10.5*

Offer Letter, dated March 21, 2023, by and between MannKind Corporation and Lauren M. Sabella (incorporated by reference to Exhibit 10.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on March 27, 2023).

10.6*

Offer Letter, dated September 19, 2022, by and between MannKind Corporation and Burkhard Blank (incorporated by reference to Exhibit 10.6 to MannKind's Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on February 27, 2024).

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

10.19**

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

10.21**

Second Amendment to Supply Agreement, dated November 9, 2016, by and between MannKind and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on November 7, 2024).

10.22**

Third Amendment to Supply Agreement, dated April 11, 2018, by and between MannKind and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on November 7, 2024).

10.23

Fourth Amendment to Supply Agreement, dated December 24, 2018, by and between MannKind and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.50 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on February 26, 2019).

10.24**

Fifth Amendment to Supply Agreement, dated August 2, 2019, by and between MannKind Corporation and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 99.5 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on August 7, 2019).

10.25**

Sixth Amendment to Supply Agreement, dated May 24, 2021, by and between MannKind Corporation and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on May 25, 2021).

10.26**

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

10.28

Third Amendment to Office Lease, dated April 8, 2022, between MannKind Corporation and Russell Ranch Road II LLC (incorporated by reference to Exhibit 10.1 to MannKind's Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on May 5, 2022).

10.29**

License and Collaboration Agreement, dated September 3, 2018 by and between MannKind and United Therapeutics (incorporated by reference to Exhibit 10.29 to MannKind's Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on February 27, 2024).

10.30**

Research Agreement, dated September 3, 2018 by and between MannKind and United Therapeutics Corporation (incorporated by reference to Exhibit 10.3 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on November 7, 2024).

Exhibit Number	Description of Document
10.31**

Commercial Supply Agreement, dated August 12, 2021, by and between MannKind Corporation and United Therapeutics Corporation (incorporated by reference to Exhibit 10.1 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on November 9, 2021).

10.32**

First Amendment to Commercial Supply Agreement, dated October 16, 2021, by and between MannKind Corporation and United Therapeutics Corporation (incorporated by reference to Exhibit 10.2 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on November 9, 2021).

10.33**

Second Amendment to Commercial Supply Agreement, dated June 15, 2022, by and between MannKind Corporation and United Therapeutics Corporation (incorporated by reference to Exhibit 10.49 to MannKind's Annual Report on Form 10-K (File No. 000-50865,), filed with the SEC on February 23, 2023).

10.34**

Third Amendment to Commercial Supply Agreement, dated August 31, 2022, by and between MannKind Corporation and United Therapeutics Corporation (incorporated by reference to Exhibit 10.50 to MannKind's Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on February 23, 2023).

10.35**

Fourth Amendment to Commercial Supply Agreement, dated December 22, 2022, by and between MannKind Corporation and United Therapeutics Corporation (incorporated by reference to Exhibit 10.51 to MannKind's Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on February 23, 2023).

10.36**

Purchase and Sale Agreement, dated September 23, 2021, by and between MannKind Corporation and 1 Casper, LLC (incorporated by reference to Exhibit 10.3 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on November 9, 2021).

10.37**#

Purchase and Sale Agreement, dated December 27, 2023, by and between MannKind Corporation and Sagard Healthcare Funding Partners Borrower 2 SPE, LP (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on January 2, 2024).

10.38

Office Lease, dated May 10, 2017, by and between Valeritas, Inc. and RFP Lincoln 293 LLC (incorporated by reference to Exhibit 10.52 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on February 23, 2023).

10.39

First Amendment to Office Lease, date February 11, 2019, by and between Valeritas, Inc. and BRP 293 Equity Partners, LLC (incorporated by reference to Exhibit 10.53 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on February 23, 2023).

19.1	Insider Trading Policy.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

97	Dodd-Frank Clawback Policy (incorporated by reference to Exhibit 97 to MannKind's Annual Report on Form 10-K (File No. 000-80865), filed with the SEC on February 27, 2024).

101	Inline Interactive Data Files pursuant to Rule 405 of Regulation S-T.

104	The cover page has been formatted in Inline XBRL.

* Indicates management contract or compensatory plan.

** Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

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

Dated: February 26, 2025

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

Signature	Title	Date

/s/ Michael E. Castagna Michael E. Castagna	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2025

/s/ Christopher B. Prentiss Christopher B. Prentiss	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2025

/s/ James S. Shannon James S. Shannon, M.D., MRCP (UK)	Chairman of the Board of Directors	February 26, 2025

/s/ Steven B. Binder Steven B. Binder	Director	February 26, 2025

/s/ Ronald J. Consiglio Ronald J. Consiglio	Director	February 26, 2025

/s/ Michael Friedman, M.D. Michael Friedman, M.D.	Director	February 26, 2025
/s/ Jennifer Grancio Jennifer Grancio	Director	February 26, 2025
/s/ Anthony C. Hooper	Director	February 26, 2025
Anthony C. Hooper

/s/ Sabrina Kay, PhD Sabrina Kay, PhD	Director	February 26, 2025

/s/ Christine Mundkur	Director	February 26, 2025
Christine Mundkur

MANNKIND CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of MannKind Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MannKind Corporation and subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue – Collaborations and Services – Revenue Forecast – Refer to Note 1 to the financial statements

Critical Audit Matter Description

With respect to the Company's significant collaboration and service agreement that includes a long-term commercial supply agreement, the Company has identified three distinct performance obligations: (1) the license, supply of product to be used in clinical development, and continued development and approval support for Tyvaso DPI; (2) development activities for the next generation of the product; and (3) a material right associated with current and future manufacturing and supply of product (“Manufacturing Services”).

Manufacturing Services performance obligation is recognized as control of manufactured products is transferred to the customer. Revenue is recognized based on the measurement of progress as the performance obligation is satisfied. Consideration received that does not meet the requirements to satisfy the revenue recognition criteria is recorded as deferred revenue.

Significant management judgment is required in determining the level of effort required and the period over which the Company is expected to complete its performance obligations under this arrangement, which in turn is utilized to estimate the amount of Manufacturing Services that should be recognized, as control of manufactured products is transferred to the customer. This estimation utilizes the Company’s actual product revenue, as well as the forecasted product revenue related to the delivery of its performance obligations.

We identified the forecasted revenue associated with collaboration and services revenue as a critical audit matter because of the judgments necessary for management to estimate the projected development plan. Given the complexity involved in determining the significant assumptions and judgments used in estimating the forecasted product revenue over the contract term, auditing such estimates required a high degree of auditor judgment and increased extent of audit effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates of the forecasted revenue, included the following, among others:

•
We tested the effectiveness of controls over management’s processes to assess and evaluate the reasonableness of the forecasted product revenue.
•
We performed the following procedures to evaluate the significant assumptions and judgments used by management to develop the revenue forecast:
o
Evaluated the appropriateness of the method used by the Company to generate the estimate based on our understanding of the nature of the contract.
o
Evaluated management’s ability to estimate total forecasted revenue by comparing actuals to management’s historical estimates.
o
Tested the mathematical accuracy of the Company’s calculations used.
o
Evaluated the accuracy and completeness of data used by management to generate the estimate.
o
Evaluated the reasonableness of the estimate by performing a sensitivity analysis to evaluate the potential financial statement impact as result of management’s assumptions.

/s/ Deloitte & Touche LLP

Los Angeles, California

February 26, 2025

We have served as the Company’s auditor since 2001.

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022
	(In thousands except per share data)
Revenues:
Commercial product sales	$82,329	$74,029	$56,247
Collaborations and services	100,840	52,954	27,924
Royalties	102,335	71,979	15,599
Total revenues	285,504	198,962	99,770
Expenses:
Cost of goods sold	17,429	20,863	16,003
Cost of revenue – collaborations and services	59,173	41,908	41,494
Research and development	45,893	31,283	19,721
Selling, general and administrative	94,329	94,314	91,473
(Gain) loss on foreign currency transaction	(3,907)	1,916	(4,811)
Total expenses	212,917	190,284	163,880
Income (loss) from operations	72,587	8,678	(64,110)
Other income (expense):
Interest income, net	12,615	6,154	2,513
Interest expense on liability for sale of future royalties	(16,172)	(185)	—
Interest expense on financing liability	(9,828)	(9,825)	(9,758)
Interest expense	(11,981)	(15,151)	(15,011)
Gain on bargain purchase	5,259	—	—
Other income (expense)	32	122	(102)
Loss on settlement of debt	(20,444)	—	—
Loss on available-for-sale securities	(1,550)	(170)	(932)
Total other expense	(42,069)	(19,055)	(23,290)
Income (loss) before income tax expense	30,518	(10,377)	(87,400)
Income tax expense	2,930	1,561	—
Net income (loss)	$27,588	$(11,938)	$(87,400)
Net income (loss) per share – basic	$0.10	$(0.04)	$(0.34)
Weighted average shares used to compute net income (loss) per share – basic	274,415	267,014	257,092
Net income (loss) per share – diluted	$0.10	$(0.04)	$(0.34)
Weighted average shares used to compute net income (loss) per share – diluted	283,844	267,014	257,092

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Net income (loss)	$27,588	$(11,938)	$(87,400)
Other comprehensive income:
Unrealized gain on available-for-sale securities	1,109	—	—
Comprehensive income (loss)	$28,697	$(11,938)	$(87,400)

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
	(In thousands except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$46,339	$238,480
Short-term investments	150,917	56,619
Accounts receivable, net	11,804	14,901
Inventory	27,886	28,545
Prepaid expenses and other current assets	31,360	34,848
Total current assets	268,306	373,393
Restricted cash	737	—
Long-term investments	5,482	7,155
Property and equipment, net	85,365	84,220
Goodwill	1,931	1,931
Other intangible assets	5,265	1,073
Other assets	26,757	7,426
Total assets	$393,843	$475,198

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$6,792	$9,580
Accrued expenses and other current liabilities	40,293	42,036
Liability for sale of future royalties – current	12,283	9,756
Financing liability – current	10,062	9,809
Deferred revenue – current	12,407	9,085
Recognized loss on purchase commitments – current	—	3,859
Midcap credit facility – current	—	20,000
Total current liabilities	81,837	104,125
Senior convertible notes	36,051	226,851
Liability for sale of future royalties – long term	137,362	136,054
Financing liability – long term	93,877	94,319
Deferred revenue – long term	51,160	69,794
Recognized loss on purchase commitments – long term	58,204	60,942
Operating lease liability	11,645	3,925
Milestone liabilities	2,523	3,452
Midcap credit facility – long term	—	13,019
Mann Group convertible note	—	8,829
Accrued interest – Mann Group convertible note	—	56
Total liabilities	472,659	721,366
Commitments and contingencies (Note 16)
Stockholders' deficit:
Undesignated preferred stock, $0.01 par value – 10,000,000 shares authorized; no shares issued or outstanding as of December 31, 2024 or 2023	—	—
Common stock, $0.01 par value – 800,000,000 shares authorized; 302,959,782 and 270,034,495 shares issued and outstanding as of December 31, 2024 and 2023, respectively	3,029	2,700
Additional paid-in capital	3,118,865	2,980,539
Accumulated other comprehensive income	1,109	—
Accumulated deficit	(3,201,819)	(3,229,407)
Total stockholders' deficit	(78,816)	(246,168)
Total liabilities and stockholders' deficit	$393,843	$475,198

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional	Accumulated Other
	Shares	Amount	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Total
	(In thousands)
BALANCE, JANUARY 1, 2022	251,478	$2,515	$2,918,205	$—	$(3,130,069)	$(209,349)
Net issuance of common stock associated with restricted stock units and stock options	2,242	22	297	—	—	319
Issuance of common stock pursuant to conversion of Mann Group convertible note principal	3,838	39	9,557	—	—	9,596
Issuance of common stock pursuant to conversion of Mann Group convertible note interest	237	2	672	—	—	674
Issuance of at-the-market offering	5,060	51	19,739	—	—	19,790
Issuance costs associated with at-the-market offering	—	—	(381)	—	—	(381)
Issuance of common stock under employee stock purchase plan	686	6	2,076	—	—	2,082
Issuance of common stock from market price stock purchase plan	252	3	681	—	—	684
Stock-based compensation expense	—	—	13,447	—	—	13,447
Net loss	—	—	—	—	(87,400)	(87,400)
BALANCE, DECEMBER 31, 2022	263,793	$2,638	$2,964,293	$—	$(3,217,469)	$(250,538)
Net issuance of common stock associated with restricted stock units and stock options	4,169	41	(10,203)	—	—	(10,162)
Issuance of common stock pursuant to conversion of Mann Group convertible note interest	51	1	221	—	—	222
Issuance of at-the-market offering	1,478	15	6,872	—	—	6,887
Issuance costs associated with at-the-market offering	—	—	(108)	—	—	(108)
Issuance of common stock under employee stock purchase plan	507	5	1,663	—	—	1,668
Issuance of common stock from market price stock purchase plan	36	—	152	—	—	152
Stock-based compensation expense	—	—	17,649	—	—	17,649
Net loss	—	—	—	—	(11,938)	(11,938)
BALANCE, DECEMBER 31, 2023	270,034	$2,700	$2,980,539	$—	$(3,229,407)	$(246,168)
Net issuance of common stock associated with restricted stock units and stock options	3,746	38	(6,125)	—	—	(6,087)
Issuance of common stock pursuant to conversion of Mann Group convertible note principal	1,500	15	3,735	—	—	3,750
Issuance of common stock pursuant to conversion of Mann Group convertible note interest	15	—	56	—	—	56
Issuance of common stock pursuant to conversion of senior convertible note principal	26,750	267	116,172	—	—	116,439
Issuance of common stock under employee stock purchase plan	499	5	1,773	—	—	1,778
Issuance of common stock from market price stock purchase plan	416	4	1,357	—	—	1,361
Stock-based compensation expense	—	—	21,358	—	—	21,358
Unrealized gain on available-for-sale securities	—	—	—	1,109	—	1,109
Net income	—	—	—	—	27,588	27,588
BALANCE, DECEMBER 31, 2024	302,960	$3,029	$3,118,865	$1,109	$(3,201,819)	$(78,816)

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$27,588	$(11,938)	$(87,400)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	21,358	17,649	13,447
Loss on settlement of debt	20,444	—	—
Interest on liability for sale of future royalties	16,172	185	—
Depreciation and amortization	7,371	4,535	3,325
Write-off of inventory	3,855	4,574	2,202
Amortization of right-of-use assets	1,668	1,301	2,987
Amortization of debt discount and issuance costs	1,646	2,085	2,092
Loss on available-for-sale securities	1,550	170	932
Loss on estimated returns of acquired product	1,444	—	—
Loss on disposal of fixed assets	565	—	—
Interest on Mann Group convertible note	56	224	325
Sold portion of royalty revenue	(10,234)	(2,103)	—
Gain on bargain purchase	(5,259)	—	—
Net (accretion) amortization of investments	(5,092)	(925)	707
(Gain) loss on foreign currency transaction	(3,907)	1,916	(4,811)
Other, net	(241)	(339)	17
Interest accretion on financing liability	—	31	9,552
Changes in operating assets and liabilities:
Accounts receivable, net	2,652	2,345	(11,807)
Inventory	(3,196)	(11,347)	(5,670)
Prepaid expenses and other current assets	(6,574)	(7,318)	(15,552)
Other assets	(3,570)	263	523
Accounts payable	(2,788)	(1,473)	4,096
Accrued expenses and other current liabilities	(2,703)	6,606	(723)
Deferred revenue	(15,312)	39,462	19,047
Recognized loss on purchase commitments	(2,690)	(9,424)	(5,709)
Operating lease liabilities	(2,292)	(2,385)	(3,309)
Deposits from customer	—	—	(4,950)
Net cash provided by (used in) operating activities	42,511	34,094	(80,679)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of held-to-maturity securities	(273,789)	(79,095)	(74,536)
Proceeds from maturities of held-to-maturity securities	135,317	119,166	107,340
Purchase of available-for-sale securities	(7,006)	—	(5,000)
Proceeds from maturities of available-for-sale securities	58,126	—	—
Purchase of property and equipment	(9,693)	(42,441)	(7,589)
Acquisition of V-Go	—	—	(15,341)
Proceeds from insurance claim	396	382	—
Net cash (used in) provided by investing activities	(96,649)	(1,988)	4,874
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of future royalties	—	150,000	—
Issuance costs associated with sale of future royalties	—	(4,050)	—
Principal and early extinguishment payments on senior convertible notes	(87,697)	—	—
Principal and early extinguishment payments on MidCap credit facility	(36,617)	(6,667)	—
Principal and early extinguishment payments on Mann Group convertible note	(8,854)	—	—
Payments for taxes related to net issuance of common stock associated with restricted stock units and stock options	(6,087)	(10,162)	319
Proceeds from market price stock purchase plan and employee stock purchase plan	3,139	1,820	2,766
Milestone payment	(752)	(924)	(1,088)
Principal payments on financing liability	(398)	(189)	(18)
Proceeds from at-the-market offering	—	6,887	19,790
Issuance costs associated with at-the-market offering	—	(108)	(381)
Net cash (used in) provided by financing activities	(137,266)	136,607	21,388
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(191,404)	168,713	(54,417)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	238,480	69,767	124,184
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$47,076	$238,480	$69,767

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended
	2024	2023	2022
	(In thousands)
SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid in cash	$17,506	$18,279	$8,852
Income taxes paid in cash	$4,262	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payments of senior convertible note principal through common stock issuances	$116,439	$—	$—
Assumption of right-of-use-asset and operating lease liability	10,057	—	—
Non-cash acquisition of intangible asset	4,300	—	—
Payments of Mann Group principal and interest through common stock issuances	3,806	222	10,270
Amortization of liability for sale of future royalties	3,605	—	—
Non-cash construction-in-progress, property and equipment	1,679	1,691	1,298
Non-cash acquisition of property and equipment	959	—	—
Addition of right-of-use-asset and lease liability	—	—	1,812
Right-of-use asset modification	—	728	3,793
Goodwill adjustment for a net reduction in liabilities	—	497	—
Receivable for insurance claim on damaged equipment	—	445	—
Accrued issuance costs associated with liability for sale of future royalties	—	325	—
Contingent milestone liability	—	—	610

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Business — MannKind Corporation and its subsidiaries (the “Company”) is a biopharmaceutical company focused on the development and commercialization of innovative therapeutic products and devices to address serious unmet medical needs for those living with endocrine and orphan lung diseases. The Company’s signature technologies – Technosphere dry-powder formulations and Dreamboat inhalation devices – offer rapid and convenient delivery of medicines to the deep lung where they can exert an effect locally or enter the systemic circulation. The Company is currently commercializing Afrezza (insulin human) Inhalation Powder, an ultra rapid-acting inhaled insulin indicated to improve glycemic control in adults with diabetes, and the V-Go wearable insulin delivery device, which provides continuous subcutaneous infusion of insulin in adults that require insulin. The first product to come out of the orphan lung disease pipeline, Tyvaso DPI (treprostinil) inhalation powder, received approval from the U.S. Food and Drug Administration (“FDA”) in May 2022 for the treatment of pulmonary arterial hypertension ("PAH") and for the treatment of pulmonary hypertension associated with interstitial lung disease ("PH-ILD"). The Company's development and marketing partner, United Therapeutics ("UT") began commercializing Tyvaso DPI in June 2022 and is obligated to pay a 10% royalty on net sales of the product, of which 9% is allocated to the Company and 1% to another party as detailed in Note 16 – Commitments and Contingencies. The Company also receives a margin on supplies of Tyvaso DPI that it manufactures for UT.

Basis of Presentation — The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

Reclassifications — Certain amounts reported in prior years have been reclassified to conform with the current year presentation. The Company has combined selling expenses with general and administrative expenses as selling, general and administrative expenses in the consolidated statements of operations. Additionally, the Company has segregated the sold portion of royalty revenue from change in prepaid expenses and other current assets in the consolidated statements of cash flows.

Segment Information — Operating segments are identified as components of an enterprise which engage in business activities that result in revenue and expenses for which separate discrete financial information is available for evaluation by the chief operating decision-maker (the “CODM”) in making decisions regarding resource allocation and assessing performance on a regular basis. The CODM is comprised of the Company's CEO and CFO. To date, the Company has viewed its operations and manages its business as a single reportable segment operating in the United States of America.

The Company manufactures products using the Technosphere technology for commercial distribution and continues to pursue other product candidates through collaboration and internal research and development of its pipeline. The business and accounting policies of the Company's single reportable segment are the same as those described in Note 1 – Description of Business and Note 2 – Summary of Significant Accounting Policies. The measure of segment assets is reported as total assets in the consolidated balance sheets. No intra-entity sales or transfers are transacted within the Company.

The key metric utilized by the CODM to assess resource allocation and performance is the Company’s segment net income (loss), which is the same as the consolidated net income (loss) reported in the consolidated statements of operations. The CODM also analyzes the Company's consolidated net income (loss) to evaluate its return on segment assets and to establish budgets and forecasts. The table below shows the details of the Company’s segment revenues and significant expense categories regularly provided to and reviewed by the CODM and other significant segment items included in consolidated net income (loss) in the consolidated statements of operations:

	Year Ended December 31,
Revenues	2024	2023	2022
Afrezza	$64,041	$54,914	$43,316
V-Go	18,288	19,115	12,931
Collaborations and services	100,840	52,954	27,924
Royalties	102,335	71,979	15,599
Total revenues	285,504	198,962	99,770
Less significant segment expenses (income):
Cost of goods sold – commercial	17,429	20,863	16,003
Cost of revenue – collaborations and services	59,173	41,908	41,494
Research and development	45,893	31,283	19,721
Selling	49,191	51,776	53,753
General and administrative	45,138	42,538	37,720
Interest income, net	(12,615)	(6,154)	(2,513)
Interest expense, net	37,981	25,161	24,769
Loss on settlement of debt	20,444	—	—
Other segment items(1)	(4,718)	3,525	(3,777)
Consolidated net income (loss)	$27,588	$(11,938)	$(87,400)

_________________________

(1)
Includes primarily (gain) loss on foreign currency transaction and gain on bargain purchase, offset by loss on available-for-sale securities and income tax expense.
2. Summary of Significant Accounting Policies

Financial Statement Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Actual results could differ from those estimates or assumptions. Management considers many factors in selecting appropriate financial accounting policies and in developing the estimates and assumptions that are used in the preparation of the financial statements. Management must apply significant judgment in this process. These effects could have a material impact on the estimates and assumptions used in the preparation of the consolidated financial statements. The more significant estimates include revenue recognition, including gross-to-net adjustments, stand-alone selling price considerations for recognition of collaboration revenue, assessing long-lived assets for impairment, clinical trial expenses, inventory costing, interest expense on liability for sale of future royalties, stock-based compensation, the determination of the provision for income taxes and corresponding deferred tax assets and liabilities, the valuation allowance recorded against net deferred tax assets, and expected cash flows from royalties received in connection with UT's net revenue for the sale of Tyvaso DPI.

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

Revenue Recognition – Net Revenue – Commercial Product Sales — The Company sells its products to a limited number of wholesale distributors, specialty and retail pharmacies, and DMEs in the U.S. (collectively, its “Customers”). Wholesale distributors subsequently resell the Company’s products to retail pharmacies and certain medical centers or hospitals. Specialty and retail pharmacies sell directly to patients. In addition to distribution agreements with Customers, the Company enters into arrangements with payers that provide for government mandated and/or privately negotiated rebates, chargebacks, and discounts with respect to the purchase of the Company’s products.

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

Product Returns — Consistent with industry practice, the Company generally offers Customers a right of return for unopened product that has been purchased from the Company for a period beginning six months prior to and ending 12 months after its expiration date, which lapses upon shipment to a patient. The Company estimates the amount of its product sales that may be returned by its Customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as reductions to accounts receivable, net. The Company currently estimates product returns using available industry data and its own sales information, including its visibility into the inventory remaining in the distribution channel. The Company’s current return reserve percentage is estimated to be in the single digits. Adjustments to the returns reserve are made when changes in the Company's assumptions result in revised estimates to the Company’s assumptions.

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

Revenue Recognition – Collaborations and Services — The Company enters into licensing, research or other agreements under which the Company licenses certain rights to its product candidates to third parties, conducts research or provides other services to third parties. The terms of these arrangements may include, but are not limited to payment to the Company of one or more of the following: up-front license fees; development, regulatory, and commercial milestone payments; payments for commercial manufacturing and clinical supply services the Company provides; and royalties on net sales of licensed products and sublicenses of the rights. As part of the accounting for these arrangements, the Company must develop assumptions that require judgment such as determining the performance obligation in the contract and determining the stand-alone selling price for each performance obligation identified in the contract. With respect to the Company's significant collaboration and service agreement with UT that includes a long-term commercial supply agreement (as amended, the “CSA”), the Company has identified three distinct performance obligations: (1) the license, supply of product to be used in clinical development, and continued development and approval support for Tyvaso DPI (“R&D Services and License”); (2) development activities for the next generation of the product (“Next-Gen R&D Services”); and (3) a material right associated with current and future manufacturing and supply of product (“Manufacturing Services”). Pre-production activities under the CSA, such as facility expansion services and other administrative services, were considered bundled services under the Manufacturing Services performance obligation as required by ASC 606. Following the FDA’s approval of Tyvaso DPI, UT began issuing purchase orders for the supply of product, which represents distinct contracts and performance obligations under ASC 606. Revenue is recognized for the supply of product at a point in time, once control is transferred to UT. See Note 11 – Collaborations, Licensing and Other Arrangements.

If an arrangement has multiple performance obligations, the allocation of the transaction price is determined from observable market inputs, and the Company uses key assumptions to determine the stand-alone selling price, which may include development timelines, reimbursement rates for personnel costs, discount rates, and probabilities of technical and regulatory success. Revenue is recognized based on the measurement of progress as the performance obligation is satisfied and consideration received that does not meet the requirements to satisfy the revenue recognition criteria is recorded as deferred revenue. Current deferred revenue consists of amounts that are expected to be recognized as revenue in the next 12 months. Amounts that the Company expects will not be recognized within the next 12 months are classified as long-term deferred revenue. For further information, see Note 11 – Collaborations, Licensing and Other Arrangements.

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

Revenue Recognition – Royalties — The Company recognizes royalty revenue for a sales-based or usage-based royalty if it is promised in exchange for an intellectual property license. The royalty revenue is recognized as the latter of the subsequent sale of the product occurs or if the performance obligation to which the royalty has been allocated has been satisfied or partially satisfied. The Company’s UT License Agreement (as defined in Note 11 – Collaborations, Licensing and Other Arrangements) entitles it to receive a 10% royalty on net sales of Tyvaso DPI for the license of the Company’s IP that was considered to be interdependent with the development activities that supported the approval of Tyvaso DPI. Although the Company recognizes a 10% royalty on net revenue from the sale of Tyvaso DPI as revenue, it only collects 9% of future royalties due to its sale in December 2023 of 1% of future royalties as detailed in Note 16 – Commitments and Contingencies.

The Company’s net revenue and cost of revenue and goods sold as shown on the consolidated statement of operations is comprised of revenue generated from product sales, services and royalties as shown below (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net revenue:
Product revenue (1)	$178,557	$126,054	$81,073
Services (2)	4,612	929	3,098
Royalties (3)	102,335	71,979	15,599
Total net revenue	$285,504	$198,962	$99,770

_________________________

(1)
Amounts represent the revenue from Afrezza and V-Go sales to wholesalers and specialty pharmacies and Tyvaso DPI to UT.
(2)
Amounts represent revenue generated from the Company’s collaboration arrangements, including Next-Gen R&D Services (as defined in Note 11) for UT as well as arrangements with other collaboration partners. See Note 11 – Collaborations, Licensing and Other Arrangements.
(3)
Amounts represent royalties on UT’s net revenue from Tyvaso DPI sales.

	Year Ended December 31,
	2024	2023	2022
Cost of goods sold and cost of revenue:
Product revenue	$73,737	$61,989	$55,071
Services	2,865	782	2,426
Total cost of goods sold and cost of revenue	$76,602	$62,771	$57,497

The Company follows accounting guidance in measuring revenue and certain judgments affect the application of its revenue policy. For example, in connection with its existing collaboration agreements, the Company has recorded short-term and long-term deferred revenue on its consolidated balance sheets based on its best estimate of when such revenue will be recognized. Short-term deferred revenue consists of amounts that are expected to be recognized as revenue in the next 12 months. Amounts that the Company expects will not be recognized within the next 12 months are classified as long-term deferred revenue. However, this estimate is based on the Company’s current project development plan and, if the development plan should change in the future, the Company may recognize a different amount of deferred revenue over the next 12-month period.

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

Cost of Goods Sold — Cost of goods sold includes material, labor costs and manufacturing overhead. Cost of goods sold also includes a component of current period manufacturing costs in excess of costs capitalized into inventory (“excess capacity costs”). These costs, in addition to the impact of the revaluation of inventory for standard costing, and write-offs of inventory are recorded as expenses in the period in which they are incurred, rather than as a portion of inventory costs. Cost of goods sold excludes the cost of insulin purchased under the Company’s Insulin Supply Agreement (the “Insulin Supply Agreement”) with Amphastar Pharmaceuticals, Inc. (“Amphastar”). All insulin inventory on hand was written off and the full purchase commitment contract to purchase future insulin was accrued as a recognized loss on purchase commitments in prior years.

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

Cash, Cash Equivalents and Restricted Cash — The Company considers all highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase, that are readily convertible into cash to be cash equivalents. As of December 31, 2024 and 2023, cash equivalents were comprised of money market funds, U.S. Treasury Securities, corporate bonds and commercial paper with original maturities less than 90 days from the date of purchase.

The Company records restricted cash when cash and cash equivalents are restricted as to withdrawal or usage. Restricted cash under a letter of credit issued in connection with a facility lease assumed by the Company that will not be available for use in the Company’s operations within 12 months of the reporting date is presented in non-current assets. See Note 3 – Pulmatrix Transaction.

Held-to-Maturity Investments — The Company’s held-to-maturity investments generally consist of commercial paper, corporate notes or bonds and U.S. Treasury securities. These investments with maturities less than 12 months are included in short-term investments and investments with maturities in excess of 12 months are included in long-term investments in the consolidated balance sheets. The accretion of these investments, net of amortization, is recognized as interest income in the consolidated statements of operations. The Company periodically assesses its ability to hold these investments to maturity, whether it has any intention to sell these investments, determines the fair value of these investments using level 3 inputs and assesses whether there were other-than-temporary impairments associated with these investments. The Company historically has had the intent to hold its investments until maturity; therefore, these investments were stated at amortized cost as of December 31, 2023. Effective October 1, 2024, the Company reclassified its held-to-maturity investments to available-for-sale to align with potential business needs, and not as a result of a change in the Company's ability to hold the investments to maturity. See Note 4 – Investments.

Available-for-Sale Investments — The Company's available-for-sale investments consist primarily of highly liquid money market funds, commercial bonds and paper, and U.S. Treasury securities that are intended to facilitate liquidity and capital preservation. Additionally, the Company has two convertible promissory notes issued by Thirona Bio, Inc. ("Thirona") which it classifies as an available-for-sale investment. Available-for-sale investments are measured at fair value with realized gains and losses and unrealized losses related to credit risk reported in other income (expense) in the consolidated statements of operations. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income (loss) until realized. These investments with maturities less than 12 months are included in short-term investments and investments with maturities in excess of 12 months are included in long-term investments in the consolidated balance sheets. The accretion of these investments, net of amortization, is recognized as interest income in the consolidated statements of operations. The Company periodically assesses whether it has any intention to sell these investments, determines the fair value of these investments using level 3 inputs and assesses whether there were other-than-temporary impairments associated with these investments. See Note 4 – Investments.

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

Pre-Launch Inventory — An improvement to the manufacturing process for the Company’s primary excipient, fumaryl diketopiperazine (“FDKP”), was demonstrated to be viable and management expects to realize an economic benefit in the future as a result of such process improvement. Accordingly, the Company is required to assess whether to capitalize inventory costs related to such excipient prior to validation of the improved manufacturing process and adoption of the new supplier. In doing so, management must consider a number of factors in order to determine the amount of inventory to be capitalized, including the historical experience of modifying the Company’s manufacturing processes, feedback from technical experts and regulatory agencies on the changes being effected and the amount of inventory that is likely to be used in commercial production. The shelf life of the excipient will be determined as part of the validation process; in the interim, the Company must assess the available stability data to determine whether there is likely to be adequate shelf life to support anticipated future sales occurring beyond the expected adoption date of the new raw material. If management is aware of any specific material risks or contingencies other than the normal regulatory reporting process, or if the criteria for capitalizing inventory produced prior to regulatory approval are otherwise not met, the Company would not capitalize such inventory costs, choosing instead to recognize such costs as R&D expense in the period incurred. See Note 6 – Inventories.

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

Property and Equipment — Property and equipment is recorded at historical cost, net of accumulated depreciation. Depreciation expense is recorded over the assets’ useful lives on a straight-line basis and included in cost of goods sold, research and development, and selling, general and administrative expense in the consolidated statements of operations. See Note 7 – Property and Equipment.

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

In contrast, asset acquisitions are accounted for by using a cost accumulation and allocation model. Under this model, the cost of the acquisition is allocated to the assets acquired and liabilities assumed. IPR&D projects with no alternative future use are recorded in R&D expense upon acquisition, and contingent consideration obligations incurred in connection with an asset acquisition are recorded when it is probable that they will occur and they can be reasonably estimated. See Note 3 – Pulmatrix Transaction.

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

Milestone Rights Liability — In July 2013, in conjunction with the execution of a (now repaid) loan agreement with Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (collectively, “Deerfield”), the Company entered into a Milestone Rights Purchase Agreement (the “Milestone Rights Agreement”) pursuant to which the Company issued certain milestone rights to Deerfield Private Design Fund II, L.P. and Horizon Santé FLML SÀRL, (the “Original Milestone Purchasers”). The foregoing milestone rights provided the Original Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and Afrezza sales milestones, $50.0 million of which remains payable as of December 31, 2024, upon achievement of such milestones (collectively, the “Milestone Rights”). In December 2021, the Milestone Rights were purchased by Barings Global Special Situations Credit Fund 4 (Delaware), L.P. and Barings Global Special Situations Credit 4 (LUX) S.ar.l. (together the “Milestone Purchasers”). As a result, the Milestone Purchasers have assumed the obligations of the Original Milestone Purchasers and are now entitled to all rights under the Milestone Rights Agreement. The Milestone Rights liability is reported at fair value at the date of the agreement which is periodically offset against payments. See Note 12 – Fair Value of Financial Instruments.

The initial fair value estimate of the Milestone Rights was calculated using the income approach in which the cash flows associated with the specified contractual payments were adjusted for both the expected timing and the probability of achieving the milestones and discounted to present value using a selected market discount rate. The expected timing and probability of achieving the milestones was developed with consideration given to both internal data, such as progress made to date and assessment of criteria required for achievement, and external data, such as market research studies. The discount rate was selected based on an estimation of required rate of returns for similar investment opportunities using available market data. The Milestone Rights liability is remeasured as the specified milestone events are achieved. Specifically, as each milestone event is achieved, the portion of the initially recorded Milestone Rights liability that pertains to the milestone event being achieved, is remeasured to the amount of the specified related milestone payment. The resulting change in the balance of the Milestone Rights liability due to remeasurement is recorded in the Company’s consolidated statements of operations as interest expense. Furthermore, the Milestone Rights liability is reduced upon the settlement of each milestone payment. As a result, each milestone payment would be effectively allocated between a reduction of the recorded Milestone Rights liability and an expense representing a return on a portion of the Milestone Rights liability paid to the investor for the achievement of the related milestone event. See Note 9 – Accrued Expenses and Other Current Liabilities and Note 16 – Commitments and Contingencies.

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

Net Income (Loss) Per Share of Common Stock — Basic net income or loss per share ("EPS") is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the effect of potential common stock issuances resulting from assumed stock option exercises and vesting of restricted stock units, unless the effect is anti-dilutive, when applying the treasury stock method, as well as potential dilution under the if-converted method for convertible debt securities. For periods where the Company has presented a net loss, potentially dilutive securities are excluded from the computation of diluted EPS as they would be anti-dilutive.

Recently Issued Accounting Standards — In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which requires incremental disclosure of segment information on an interim and annual basis. This ASU is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective application to all prior periods presented in the financial statements is required for public entities. The Company has adopted this ASU for the year ended December 31, 2024 and included disclosures required thereunder in Note 1 –

Description of Business – Segment Information. Adoption of this ASU did not have a material impact on the Company's financial position or results of operations.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). This ASU requires disaggregated information about a public entity’s effective tax rate reconciliation as well as additional information on income taxes paid. This ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company does not anticipate that adoption of this ASU will have a material impact on the Company's financial position or results of operations.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses, which amends ASC 220-40, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), to require disaggregated disclosure of income statement expenses for public entities. This ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The objective of this ASU is to address requests from investors for more detailed information about the types of expenses included in commonly presented expense captions. This ASU is effective for all public entities for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company does not anticipate that adoption of this ASU will have a material impact on the Company's financial position or results of operations.

In November 2024, the FASB issued ASU No. 2024-04, Induced Conversions of Convertible Debt Instruments, which amends ASC 470-20, Debt – Debt with Conversion and Other Options (Subtopic 470-20), to clarify the requirements related to accounting for the settlement of a debt instrument as an induced conversion. This ASU is intended to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20 for (a) convertible debt instruments with cash conversion features and (b) debt instruments that are not currently convertible. For all entities, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of a reporting period if the entity has also adopted ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, for that period. The Company has previously adopted ASU No. 2020-06, and elected to early-adopt ASU No. 2024-04 prospectively for the year ended December 31, 2024 in the induced conversion of its senior convertible notes. There was no impact to accumulated deficit or net income (loss) as a result of the Company's adoption of ASU No. 2024-04. See Note 10 – Borrowings.

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

3. Pulmatrix Transaction

On May 28, 2024, the Company executed a bill of sale and assignment agreement with Pulmatrix, Inc. ("Pulmatrix") whereby the Company acquired from Pulmatrix certain lab assets and assumed certain liabilities, including the lease for an R&D facility in Bedford, Massachusetts. Concurrently, the Company and Pulmatrix entered into a cross-license agreement (the "Cross License Agreement") and a master service agreement. The parties and the landlord also entered into an amendment to lease and consent to assignment of the lease. Each of these agreements became effective upon the closing of the collective transaction (the "Pulmatrix Transaction") on July 8, 2024 (the "Effective Date"). The Company also entered into employment agreements with 13 Pulmatrix R&D employees who began employment with the Company on the Effective Date.

Pursuant to the Cross License Agreement, the Company granted to Pulmatrix certain exclusive and non-exclusive rights to develop, use, manufacture, market, offer and sell its single-use disposable dry powder inhaler (the "Cricket Device") for the inhaled delivery of dihydroergotamine in any formulation whatsoever (including Pulmatrix's PUR3100 treatment of acute migraine), and the inhaled delivery of one or more active pharmaceutical ingredients formulated with iSPERSE for the treatment of neurological disease in humans (collectively, the “Cricket License”).

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

The fair value of the iSPERSE License was determined by applying a cost approach, which assesses current replacement cost to acquire or construct a substitute asset of comparable utility as of the Effective Date. The iSPERSE License was deemed to have a fair value of $4.3 million based on the estimate of internal and external costs to recreate the underlying technology, which are inputs not observable in the market and therefore considered Level 3 measurements. The iSPERSE technology is being utilized in the Company's continuing R&D efforts and accounted for as IPR&D.

The fair values of the right-of-use asset and lease liability for the assumed R&D facility operating lease were assessed in accordance with ASC 842, Leases, based on discounted cash flows from future lease payments, utilizing the Company’s incremental borrowing rate of 7.25%. In June 2024, in anticipation of the facility lease assumption on the Effective Date, the Company transferred $0.7 million to a depository account at a financial institution to collateralize a conditional stand-by letter of credit as required under the lease. This amount is reflected as long-term restricted cash as of December 31, 2024. The lease term extends from the Effective Date through November 30, 2033 with monthly payments of $0.1 million increasing 3% annually starting on December 1, 2024. See Note 16 – Commitments and Contingencies.

Property and equipment were assessed for monetary benefit, remaining economic life, and relative risk based on the Company's industry knowledge and analysis of sales of comparable equipment to arrive at fair value.

Transaction costs totaling $0.1 million were expensed as incurred and reflected in the consolidated statements of operations for the year ended December 31, 2024.

Pro forma results of operation for the Transaction have not been presented, as the effects of the Transaction were not material to the consolidated financial statements.

4. Investments

Cash Equivalents — Cash equivalents consist of highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase that are readily convertible into cash.

Available-for-Sale Investments Portfolio —The Company's investments portfolio consists of highly liquid money market funds, commercial bonds and paper, and U.S. Treasury securities (collectively, the "Investments") for which the Company has historically accounted as held-to-maturity. Effective October 1, 2024, the Company has reclassified its held-to-maturity investments to available-for-sale to align with potential business needs. Cumulative unrealized gains were recorded in other comprehensive income.

The amortized cost basis, net unrealized gains transferred to accumulated other comprehensive income, and resulting fair market value of the Investments as of the October 1, 2024 reclassification date were as follows (in thousands):

	October 1, 2024
	Investment Level	Amortized Cost (Carrying Value)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Money market funds and other	Level 1	$31,298	$—	$—	$31,298
Commercial bonds and paper	Level 2	57,477	268	(12)	57,733
U.S. Treasury Securities	Level 2	158,818	700	(2)	159,516
Total cash equivalents and investments		247,593	968	(14)	248,547
Less: cash equivalents		(41,582)	—	—	(41,582)
Total Investments		$206,011	$968	$(14)	$206,965

The contractual maturities of the Investments are summarized below (in thousands):

	December 31, 2024		December 31, 2023
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Due in one year or less(1)	$165,466	$165,662	$115,263	$115,374
Due after one year through five years	5,498	5,482	7,155	7,197
Total	$170,964	$171,144	$122,418	$122,571

___________________________

(1)
The investments due in one year or less include cash equivalents of $14.7 million as of December 31, 2024 and $58.6 million as of December 31, 2023.

The fair values of the Investments are disclosed below (in thousands):

	December 31, 2024
Available-for-Sale Investments	Investment Level	Amortized Cost (Carrying Value)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Money market funds and other	Level 1	$14,745	$—	$—	$14,745
Commercial bonds and paper	Level 2	44,145	49	(24)	44,170
U.S. Treasury Securities	Level 2	112,074	184	(29)	112,229
Total cash equivalents and investments		170,964	233	(53)	171,144
Less: cash equivalents		(14,745)	—	—	(14,745)
Total Investments		$156,219	$233	$(53)	$156,399

	December 31, 2023
Held-to-Maturity Investments	Investment Level	Amortized Cost (Carrying Value)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Money market funds	Level 1	$69,611	$—	$—	$69,611
Commercial bonds and paper	Level 2	43,251	135	(38)	43,348
U.S. Treasury Securities	Level 2	9,556	56	—	9,612
Total cash equivalents and investments		122,418	191	(38)	122,571
Less: cash equivalents		(58,644)	—	—	(58,644)
Total Investments		$63,774	$191	$(38)	$63,927

The accretion of the Investments, net of amortization, was recognized as interest income in the consolidated statements of operations and was approximately $7.3 million, $1.6 million, and $0.7 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024 and 2023, there was $1.0 million and $0.5 million, respectively, of accrued interest receivable on the Investments included in prepaid expense and other current assets in the Company's consolidated balance sheets. No allowance for credit losses on the Investments was required as of December 31, 2024 or 2023.

Available-for-Sale Investment – Thirona — In June 2021, the Company purchased a $3.0 million convertible promissory note issued by Thirona. In January 2022, the Company purchased an additional $5.0 million convertible promissory note issued by Thirona (the "Thirona convertible notes"). The Thirona convertible notes are general unsecured obligations of Thirona and initially accrued interest at a rate of 6% per annum. Unless earlier converted into conversion shares pursuant to the note purchase agreement, the aggregate principal of $8.0 million and accrued interest shall be due and payable by Thirona on demand by the Company at any time after the maturity date. The Thirona convertible notes were amended in February 2023 to extend the maturity date from December 31, 2022 to June 30, 2024, and again on June 27, 2024 to extend the maturity date to June 30, 2026 and increase the interest rate to 10% per annum. The Thirona convertible notes were included in other assets as of December 31, 2024 and prepaid expenses and other current assets as of December 31, 2023 in the consolidated balance sheets.

The Company evaluates the fair value of its investment in Thirona by applying a scenario based model with hypothetical yield of 28.0% and 35.0%, and volatility of 70.0% and 90.0% at December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the fair value of the Company's investment in Thirona was $6.3 million and $6.9 million, respectively. For the year ended December 31, 2024, the Company recorded an unrealized holding gain of $0.9 million. Additionally, for the year ended December 31, 2024, the Company recognized a loss of $1.6 million on its investment in Thirona as a result of modification of the Thirona convertible notes. For the years ended December 31, 2023 and 2022, the Company determined that there were credit losses on the investment of $0.2 million and $0.9 million, respectively, which were recognized in the consolidated statements of operations. No unrealized holding gains or losses were recognized in accumulated other comprehensive income (loss) during the years ended December 31, 2023 or 2022. No interest income on the Company's investment in Thirona was recognized for the year ended December 31, 2024. For each of the years ended December 31, 2023 and 2022, the Company recognized $0.5 million of interest income on investment.

5. Accounts Receivable

Accounts receivable, net consists of the following (in thousands):

	December 31, 2024	December 31, 2023
Accounts receivable – commercial
Accounts receivable, gross	$22,879	$20,199
Wholesaler distribution fees and prompt pay discounts	(4,186)	(2,469)
Reserve for returns	(8,858)	(6,215)
Allowance for credit losses	—	(157)
Total accounts receivable – commercial, net	9,835	11,358
Accounts receivable – collaborations and services(1)	1,969	3,543
Total accounts receivable, net	$11,804	$14,901

___________________________

(1)
Includes the $1.1 million regulatory milestone payment receivable from Cipla. See Note 11 – Collaborations, Licensing and Other Arrangements – Cipla License and Distribution Agreement.

As of December 31, 2024 , there was no allowance for credit losses and doubtful accounts for commercial accounts receivable. As of December 31, 2023, the allowance for credit losses and doubtful accounts for commercial accounts receivable of $0.2 million was related to accounts receivable for Zealand Pharma US, Inc. As of December 31, 2024, the Company had three wholesale distributors representing approximately 73% of gross sales and 88% of commercial accounts receivable.

As of December 31, 2024 and 2023, there was no allowance for credit losses for accounts receivable for collaborations and services. The Company's collaboration partners, UT and Cipla, comprised 50% each of the collaboration and services net accounts receivable as of December 31, 2024. The December 31, 2023 balance was comprised 100% of UT. Approximately 98% of gross revenue from collaborations and services for the years ended December 31, 2024 and 2023 was attributable to UT.

The Company recognizes revenue net of gross-to-net adjustments. The activities and ending reserve balance consists of the following (in thousands):

	December 31, 2024	December 31, 2023
Prompt Pay Discount Reserve, Allowance for Wholesale Distribution Fees and Reserves for Returns:
Beginning balance	$8,841	$6,644
Provisions	20,336	18,977
Deductions	(16,133)	(16,780)
Ending balance	$13,044	$8,841

6. Inventories

Inventories consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Raw materials	$6,184	$6,262
Work-in-process	10,661	13,646
Finished goods	11,041	8,637
Total inventory	$27,886	$28,545

Work-in-process and finished goods as of December 31, 2024 and 2023 include conversion costs and exclude the cost of insulin. All insulin inventory on hand was written off and the projected loss on the purchase commitment contract to purchase future insulin was accrued in prior years. Raw materials inventory included $0.8 million of pre-launch inventory as of December 31, 2024 and 2023, which consisted of FDKP received in November 2019.

The Company analyzed its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value. The Company also performed an assessment of projected sales and evaluated the lower of cost or net realizable value and the potential excess inventory on hand as of December 31, 2024 and 2023. Inventory that did not meet acceptable standards or was forecasted to become obsolete due to expiration is reserved for inventory obsolescence in the consolidated balance sheets and recorded in costs of goods sold in the consolidated statements of operations. As a result of these assessments there were inventory write-offs of $3.9 million and $4.6 million for the years ended December 31, 2024 and 2023, respectively.

7. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Life (Years)	December 31, 2024	December 31, 2023
Land	—	$875	$875
Buildings	39-40	17,389	17,389
Building improvements(1)	5-40	90,813	46,357
Machinery and equipment	3-15	64,879	60,410
Furniture, fixtures and office equipment	5-10	3,122	3,070
Computer equipment and software	3	8,814	8,658
Construction in progress(1)	—	6,149	48,997
Total property and equipment		192,041	185,756
Less accumulated depreciation		(106,676)	(101,536)
Total property and equipment, net		$85,365	$84,220

___________________________

(2)
During the year ended December 31, 2024, the Company transferred $43.5 million from construction in progress to building improvements for assets placed in service related to the expansion of the Company's manufacturing facility.

Depreciation expense related to property and equipment for the years ended December 31, 2024, 2023 and 2022 was $7.3 million, $4.5 million and $3.3 million, respectively. During the years ended December 31, 2024 and 2023, the Company retired $2.2 million and $2.1 million, respectively of manufacturing equipment, computer hardware and software, computer equipment, lab equipment, and building improvements, as it was no longer in service. The net book value for the disposed assets during the years ended December 31, 2024 and 2023 was $0.1 million and $0.6 million, respectively.

8. Goodwill and Other Intangible Assets

Goodwill — Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The balance of goodwill was $1.9 million as of December 31, 2024 and 2023, as a result of the Company's acquisition of V-Go in May 2022. Goodwill is tested at least annually for impairment by assessing qualitative factors in determining whether it is more likely than not that the fair value of net assets is below their carrying amounts. See Note 2 – Summary of Significant Accounting Policies.

Other Intangible Assets — Other intangible assets consisted of the following (in thousands):

	Estimated	December 31, 2024			December 31, 2023
	Useful Life (Years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Developed technology	7.5	$1,200	$(235)	$965	$1,200	$(127)	$1,073
iSPERSE License – IPR&D	—	4,300	—	4,300	—	—	—
Total		$5,500	$(235)	$5,265	$1,200	$(127)	$1,073

Amortization expense related to the developed technology was $0.1 million and $0.1 million for the years ended December 31, 2024 and 2023, respectively. The estimated annual amortization expense for the developed technology will be approximately $0.2 million per year for the years ended December 31, 2025 through 2029.

The iSPERSE License – IPR&D is an indefinite-lived intangible asset, and as such is not amortized but rather is tested for impairment when facts or circumstances indicate the carrying value of the asset may not be recoverable. Upon completion of the underlying R&D efforts, the intangible asset will be accounted for as a finite-lived intangible asset. If the R&D efforts are abandoned, the IPR&D asset balance will be written off to R&D expense. The iSPERSE License – IPR&D was acquired from Pulmatrix in July 2024. See Note 3 – Pulmatrix Transaction.

The Company evaluates its other intangible assets for potential impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. See Note 2 – Summary of Significant Accounting Policies.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	December 31, 2024	December 31, 2023
Salary and related expenses	$20,570	$19,506
Discounts and allowances for commercial product sales	9,393	9,541
Accrued interest	303	2,153
Deferred lease liability	2,423	1,423
Current portion of milestone rights liability(1)	639	752
Returns reserve for acquired product(2)	804	601
Professional fees	1,311	979
State income tax liability	49	1,561
Other	4,801	5,520
Accrued expenses and other current liabilities	$40,293	$42,036

___________________________

(1)
See Note 16 – Commitments and Contingencies under Contingencies – Milestone Rights.
(2)
See Note 16 – Commitments and Contingencies under Loss Contingencies – Returns Reserve for Acquired Product.

The provision for discounts and allowances for commercial product sales is reflected as a component of net revenues. The activities and ending balances consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Discounts and allowances for commercial product sales:
Beginning balance	$9,541	$8,504
Provisions	33,462	34,980
Deductions	(33,610)	(33,943)
Ending balance	$9,393	$9,541

10. Borrowings

Carrying amount of the Company’s borrowings consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Senior convertible notes	$36,051	$226,851
MidCap credit facility	—	33,019
Mann Group convertible note	—	8,829
Total debt – net carrying amount	$36,051	$268,699

The following table provides a summary of the Company’s principal balance of debt and key terms:

	Amount Due		Terms
	December 31, 2024	December 31, 2023	Annual Interest Rate	Maturity Date	Conversion Price
Senior convertible notes(1)	$36.3 million	$230.0 million	2.50%	March 2026	$5.21 per share
MidCap credit facility(2)	$—	$33.3 million	one-month SOFR (1% floor) plus 6.25%; cap of 8.25%	August 2025	N/A
Mann Group convertible note(2)	$—	$8.8 million	2.50%	December 2025	$2.50 per share

_________________________

(1)
Partial exchange in December 2024.
(2)
Extinguished in April 2024.

The maturities of the Company’s borrowings as of December 31, 2024 are as follows (in thousands):

Amounts
2025	$—
2026	36,319
Total principal payments	36,319
Debt issuance costs	(268)
Total debt	$36,051

Senior convertible notes – In March 2021, the Company issued $230.0 million aggregate principal amount of senior convertible notes (the “senior convertible notes”) in a private offering. The senior convertible notes were issued pursuant to an indenture, dated March 4, 2021 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee.

The senior convertible notes are general unsecured obligations of the Company and will mature on March 1, 2026, unless earlier converted, redeemed or repurchased by the Company. The senior convertible notes bear cash interest from March 4, 2021 at an annual rate of 2.50% payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021. The senior convertible notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding December 1, 2025, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock, par value $0.01 per share, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the senior convertible notes on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which the trading price (as defined in the Indenture) per $1,000 principal amount of the senior convertible notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day; (3) if the Company calls such Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the senior convertible notes called (or deemed called) for redemption; or (4) upon the occurrence of specified corporate events as set forth in the Indenture. On or after December 1, 2025 until the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the Indenture.

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

The Company’s net proceeds from the March 2021 offering were approximately $222.7 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by the Company. As of December 31, 2024 and 2023, the unamortized debt issuance cost was $0.3 million and $3.1 million, respectively.

On December 17, 2024, the Company entered into separate, privately negotiated exchange agreements (the "Exchange Agreements") with certain holders (the “Holders”) of the senior convertible notes. Under the terms of the Exchange Agreements, the Holders agreed to exchange an aggregate principal amount of approximately $193.7 million of the senior convertible notes in exchange for an aggregate of 26,749,559 shares of the Company’s common stock. In addition, pursuant to the exchange agreements, the Company made an aggregate cash payment of approximately $89.2 million to the Holders for additional exchange consideration. Immediately following the exchange, approximately $36.3 million in aggregate principal amount of the senior convertible notes remained outstanding. The exchange of the senior convertible notes resulted in an inducement loss of $13.4 million included in loss on settlement of debt in the consolidated statements of operations for the year ended December 31, 2024.

MidCap credit facility — In August 2019, the Company entered into the MidCap credit facility and borrowed the first advance of $40.0 million (“Tranche 1”) in August 2019 and the second advance of $10.0 million (“Tranche 2”) in December 2020. In April 2021, $10.0 million was prepaid.

Tranche 1 and Tranche 2 accrued interest at an annual rate equal to the lesser of (i) 8.25% and (ii) the one-month Secured Overnight Financing Rate ("SOFR") (subject to a one-month floor of 1.00%) plus 6.25%. Interest on each term loan advance was due and payable monthly in arrears. Principal on each term loan advance under Tranche 1 and Tranche 2 was payable in 24 equal monthly installments that began September 1, 2023.

During the three months ended March 31, 2024, the Company made $5.0 million in principal payments on the MidCap credit facility. On April 1, 2024, the Company exercised its option to prepay in full all outstanding indebtedness, consisting of $28.3 million in principal and $0.2 million in accrued interest, and terminated all commitments and obligations under the MidCap credit facility that would have matured on August 1, 2025 in exchange for a payment of $31.6 million, including an exit fee of $2.8 million which is 7.00% of the initial Tranche 1 balance of $40.0 million, and a prepayment fee of $0.3 million which is 1.00% of principal prepaid. Additionally, unamortized debt discount and capitalized prepayment fees totaling $0.2 million were written off, resulting in a loss on early extinguishment of debt of $3.3 million included in loss on settlement of debt in the consolidated statements of operations. In connection with the repayment of outstanding indebtedness by the Company, all liens, mortgages and security interests in any assets or property securing the obligations under the MidCap credit facility were automatically terminated and released and the Company was automatically released from all guarantees.

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

The principal and any accrued and unpaid interest under the Mann Group convertible was convertible, at the option of Mann Group, at any time on or prior to the close of business on the business day immediately preceding the stated maturity date, into shares of the Company’s common stock at a conversion rate of 400 shares per $1,000 of principal and/or accrued and unpaid interest, which is equal to a conversion price of $2.50 per share. Interest on the convertible note was payable in kind by adding the amount thereof to the principal amount; provided that with respect to interest accruing from and after January 1, 2021, the Company had the option to pay any such interest on any interest payment date, if certain conditions were met, in shares of the Company’s common stock at a price per share equal to the last reported sale price on the trading day immediately prior to the payment date.

Pursuant to the terms of the Mann Group convertible note, Mann Group converted $3.0 million of accrued interest and $7.0 million of principal into 1.2 million shares and 2.8 million shares, respectively, of the Company’s common stock in the fourth quarter of 2020. During the year ended December 31, 2021, Mann Group converted $0.4 million of interest and $9.6 million of principal into 4,000,000 shares of common stock. During the year ended December 31, 2022, Mann Group converted $10.0 million of principal and capitalized interest into 4,000,000 shares of common stock. In addition, the Company paid $0.3 million of interest by issuing the Mann Group 75,487 shares of common stock during the year ended December 31, 2022. During the year ended December 31, 2023, Mann Group converted $0.2 million of interest into 50,844 shares of common stock. During the year ended December 31, 2024, Mann Group converted $0.1 million of interest into 15,285 shares of common stock.

On April 2, 2024, the Company and Mann Group agreed to discharge and terminate the Mann Group convertible note. As of April 2, 2024, the outstanding principal balance of the Mann Group convertible note plus accrued interest was $8.9 million and was convertible at Mann Group’s option into 3,554,198 shares of common stock of the Company. The Company and Mann Group agreed to terminate all outstanding indebtedness, rights and obligations under the Mann Group convertible note in exchange for (i) the Company’s issuance to Mann Group of 1,500,000 shares of the Company’s common stock converted at the contractual rate of $2.50 per share and (ii) the Company’s payment to Mann Group of $8.9 million, which represented the market value of 2,054,198 shares of common stock of the Company on April 2, 2024 to settle the remaining principal and interest of $5.1 million, after the conversion noted in (i) above. Termination of the Mann Group convertible note resulted in a loss on early extinguishment of debt of $3.7 million included in loss on settlement of debt in the consolidated statements of operations.

Amortization of the premium and accretion of debt issuance costs related to all borrowings for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Amortization of debt discount and prepayment fee	$85	$423	$431
Amortization of debt issuance cost	1,352	1,454	1,453

11. Collaborations, Licensing and Other Arrangements

Revenue from collaborations and services were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
UT CSA(1)	$96,228	$52,025	$24,826
UT License Agreement (2)	2,865	782	2,426
Cipla License and Distribution Agreement	1,247	147	147
Amphastar co-promotion agreement	500	—	—
Other	—	—	525
Total revenue from collaborations and services	$100,840	$52,954	$27,924

_________________________

(1)
Amounts consist of revenue recognized for Manufacturing Services to UT for the periods presented.
(2)
Amounts consist of revenue recognized for Next-Gen R&D Services and R&D Services and License for the periods presented.

The activity related to deferred revenue and the related revenue recognized for collaborations and services is as follows (in thousands):

	December 31, 2024	December 31, 2023
Deferred revenue:
Beginning balance	$78,879	$39,417
Additions	85,528	92,416
Collaborations and services revenue	(100,840)	(52,954)
Ending balance	$63,567	$78,879

United Therapeutics License Agreement — In September 2018, the Company and UT entered into an exclusive global license and collaboration agreement (the “UT License Agreement”), pursuant to which UT is responsible for global development, regulatory and commercial activities with respect to Tyvaso DPI.

Total revenue from UT was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenue from UT
UT CSA	$96,228	$52,025	$24,826
UT License Agreement	2,865	782	2,426
Royalties(1)	102,335	71,979	15,599
Total revenue from UT	$201,428	$124,786	$42,851

_________________________

(1)
Amounts consist of royalties associated with the UT License Agreement. The contract asset related to the royalties receivable of $24.3 million, $21.7 million and $9.1 million as of December 31, 2024, 2023 and 2022, respectively, was included in prepaid expense and other current assets in the consolidated balance sheets and collected in the following quarter.

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

The activities and deliverables under the CSA and UT License Agreement resulted in distinct performance obligations which include the: (1) R&D Services and License, (2) Next-Gen R&D Services, and (3) Manufacturing Services. The Manufacturing Services performance obligation will be recognized as control of manufactured products is transferred to UT. The Company will sell product to UT under individual purchase orders which represent distinct performance obligations and is recognized upon transfer of control.

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

The Company accounted for the December 2024 contract amendment as if it were part of the existing contract. The effect of the modification on the transaction price and the measure of progress towards completion was de minimis. Therefore, the modification did not result in a change in the activities and deliverables under the CSA.

During 2024, the Company also entered into additional agreements for individual performance obligations which are accounted for separately as they are distinct from Manufacturing Services and offered at a standalone selling price. Revenue is recognized at a point in time as services are rendered. Also during 2024, the Company and UT concluded the Next-Gen R&D Services performance obligation, which resulted in the recognition of $2.9 million of deferred revenue.

As of December 31, 2024, deferred revenue from UT consisted of $62.4 million, of which $12.3 million was classified as current and $50.1 million was classified as long-term on the consolidated balance sheet. As of December 31, 2023, deferred revenue consisted of $77.5 million, of which $8.9 million was classified as current and $68.6 million was classified as long-term on the consolidated balance sheet. The Company determined that the revenue recognition associated with the facility expansion should be combined with the Manufacturing Services performance obligation.

Thirona Collaboration Agreement — In June 2021, the Company and Thirona entered into a collaboration agreement to evaluate the therapeutic potential of Thirona’s compound for the treatment of fibrotic pulmonary diseases. If initial studies are promising, the Company can exercise certain rights to seek a full license to the compound for clinical development and commercialization. The parties will perform their respective obligations and provide reasonable support for research, clinical development and regulatory strategy. The collaboration agreement was accounted for under ASC 808, Collaborative Agreements; however, no consideration was exchanged between the parties. The costs incurred by the Company were expensed as R&D in the consolidated statements of operations. On February 28, 2023, the collaboration agreement was amended to extend the term through June 2024. In accordance with the amendment, the Company agreed to fund a minimum of $1.1 million to be expended on a revised development plan prepared by Thirona, of which $1.1 million had been funded through December 31, 2024.

Biomm Supply and Distribution Agreement — In May 2017, the Company and Biomm S.A. (“Biomm”) entered into a supply and distribution agreement for the commercialization of Afrezza in Brazil. Under this agreement, Biomm was responsible for pursuing regulatory approvals of Afrezza in Brazil, including from the Agência Nacional de Vigilância Sanitária (“ANVISA”) and, with respect to pricing matters, from the Camara de Regulação de Mercado de Medicamentos (“CMED”), both of which were received. Biomm commenced product sales in January 2020. No shipments of product were made to Biomm during the year ended December 31, 2024, 2023 or 2022.

Cipla License and Distribution Agreement — In May 2018, the Company and Cipla Ltd. (“Cipla”) entered into an exclusive agreement for the marketing and distribution of Afrezza in India and the Company received a $2.2 million nonrefundable license fee. Under the terms of the agreement, Cipla is responsible for obtaining regulatory approvals to distribute Afrezza in India and for all marketing and sales activities of Afrezza in India. The Company is responsible for supplying Afrezza to Cipla. The Company is entitled to an additional regulatory milestone payment, minimum purchase commitment revenue and royalties on Afrezza sales in India once cumulative gross sales have reached a specified threshold. In December 2024, the Central Drugs Standard Control Organisation ("CDSCO") in India approved Afrezza for adults and, accordingly, the Company was entitled to the regulatory milestone payment from Cipla totaling $1.1 million, which was included in accounts receivable, net, in the consolidated balance sheets at December 31, 2024 and collaborations and services revenue in the consolidated statements of operations for the year then ended. The payment was received in the first quarter of 2025. The Company expects to ship product once Cipla obtains the registration certificate and import license.

The initial $2.2 million nonrefundable licensing fee was recorded in deferred revenue and is being recognized in net revenue – collaborations over 15 years, representing the estimated period to satisfy the performance obligation.

As of December 31, 2024, the deferred revenue balance was $1.2 million, of which $0.1 million was classified as current and $1.1 million was classified as long term in the consolidated balance sheets. As of December 31, 2023, the deferred revenue balance was $1.4 million, of which $0.2 million is classified as current and $1.2 million is classified as long term in the consolidated balance sheets.

Amphastar — During the quarter ended December 31, 2024, the Company entered into a co-promotion agreement which provides the terms and conditions upon which Amphastar is marketing Baqsimi (glucagon) nasal powder and the Company's sales force shall promote Baqsimi to designated health care professionals where the Company currently promotes Afrezza. Amphastar is obligated to pay fixed quarterly payments to the Company through December 2025 (the "contract term"). Either party may terminate the agreement or suspend performance upon written notice to the other party at any time during the contract term. The co-promotion agreement may be renewed or extended only upon the mutual written agreement of both parties.

The Company identified a single performance obligation that the Company will satisfy over time. The total transaction price of $2.5 million is considered fixed consideration of which $0.5 million was recognized as revenue from collaborations and services in our consolidated statement of operations for the year ended December 31, 2024. The remaining $2.0 million will be recognized based on the measurement of progress as the performance obligation is satisfied through the end of the contract term.

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

Financial Liabilities — The following tables set forth the fair value of the Company’s financial instruments (Level 3 in the fair value hierarchy) (in millions):

	December 31, 2024
		Fair Value
	Carrying Value	Significant Unobservable Inputs (Level 3)
Financial liabilities:
Senior convertible notes(1)	$36.1	$46.9
Milestone rights(2)	3.2	19.2
Financing liability(3)	103.9	117.4
Liability for sale of future royalties(4)	149.6	156.7

_________________________

(1)
Fair value was determined by applying a discounted cash flow analysis to the straight note with a hypothetical yield of 7.5%, volatility of 49.5% and a Monte Carlo simulation for the value of the conversion feature. A change in yield of + or – 2% would result in a fair value of $46.2 million and $47.6 million, respectively.
(2)
Fair value was determined by applying a Monte Carlo simulation method for the calculation of the potential payment and the Geometric Brownian Motion forecasting model to estimate the underlying revenue. Market based inputs and other level 3 inputs were used to forecast future revenue. The key inputs used included a risk-free rate of 4.5%, dividend yield of 0%, volatility of 45.0%, period of 7 years and credit risk of 11.0%.
(3)
Fair value was determined by applying a discounted cash flow analysis with a hypothetical yield of 8.0%. A change in yield of + or – 2% would result in a fair value of $103.1 million and $135.2 million, respectively.
(4)
Fair value was determined by applying a discounted cash flow analysis with a hypothetical yield of 9.0%. A change in yield of + or – 2% would result in a fair value of $137.9 million and $180.0 million, respectively.

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

Financing Liability — The Sale-Leaseback Transaction in November 2021 resulted in a financing liability. See Note 16 – Commitments and Contingencies.

Liability for Sale of Future Royalties — The sale of a portion of our royalty rights in December 2023 resulted in a liability for sale of future royalties. The fair value of the liability for sale of future royalties approximated its carrying value at December 31, 2023. See Note 16 – Commitments and Contingencies.

13. Common and Preferred Stock

The Company is authorized to issue 800,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series as designated by the Company’s board of directors. No other class of capital stock is authorized. As of December 31, 2024 and 2023, 302,959,782 and 270,034,495 shares of common stock, respectively, were issued and outstanding and no shares of preferred stock were outstanding.

In February 2018, the Company entered into a controlled equity offering sales agreement (the “CF Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Cantor Fitzgerald, shares of the Company’s common stock. Under the Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. In February 2022, the Company filed a sales agreement prospectus under a registration statement on Form S-3 (File No. 333-262981) covering the sale of up to $50.0 million of common stock through Cantor Fitzgerald under the CF Sales Agreement. There were no sales under the CF Agreement during the year ended December 31, 2024. During the year ended December 31, 2023, the Company sold 1,478,090 shares of common stock at a weighted average purchase price of $4.66 per share for gross proceeds of approximately $6.9 million pursuant to the CF Sales Agreement. During the year ended December 31, 2022, the Company sold 5,059,856 shares of common stock at a weighted average purchase price of $3.91 per share for gross proceeds of approximately $19.8 million pursuant to the CF Sales Agreement.

During the year ended December 31, 2022, Mann Group converted $10.0 million of principal and capitalized interest into 4,000,000 shares of common stock. In addition, the Company paid interest by issuing Mann Group 75,487 shares of common stock.

During the year ended December 31, 2023, the Company paid interest on the Mann Group convertible note by issuing 50,844 shares of common stock.

During the year ended December 31, 2024, Mann Group converted $3.8 million of principal into 1,500,000 shares of common stock. In addition, the Company paid interest by issuing Mann Group 15,285 shares of common stock.

During the year ended December 31, 2024, the Company exchanged an aggregate principal amount of approximately $116.4 million of the senior convertible notes for the issuance of 26,749,559 shares of common stock.

During the year ended December 31, 2022, the Company received $0.7 million from the MPSPP for 252,176 shares of common stock.

During the year ended December 31, 2023, the Company received $0.2 million from the MPSPP for 36,004 shares of common stock.

During the year ended December 31, 2024, the Company received $1.4 million from the MPSPP for 416,099 shares of common stock.

For shares of common stock issued pursuant to the Company's 2004 employee stock purchase plan ("ESPP"), see Note 15 – Stock Award Plans.

14. Earnings per Common Share

The following tables summarize the components of the basic and diluted EPS computations (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
EPS – basic:
Net income (loss) (numerator)	$27,588	$(11,938)	$(87,400)
Weighted average common shares (denominator)	274,415	267,014	257,092
Net income (loss) per share	$0.10	$(0.04)	$(0.34)
EPS – diluted:
Net income (loss)	$27,588	$(11,938)	$(87,400)
Weighted average common shares	274,415	267,014	257,092
Effect of dilutive securities – common shares issuable	9,429	—	—
Adjusted weighted average common shares (denominator)	283,844	267,014	257,092
Net income (loss) per share	$0.10	$(0.04)	$(0.34)

For the year ended December 31, 2024, diluted net income per share excluded the weighted average effect of 9.9 million shares of RSUs and Market RSUs, 0.6 million options and PNQs and 7.0 million common shares issuable upon conversion of the senior convertible notes, as they were antidilutive.

Common shares issuable for the years ended December 31, 2023 and 2022 represent incremental shares of common stock which consist of RSUs, stock options, warrants, and shares that could be issued upon conversion of the senior convertible notes and the Mann Group convertible notes. Potentially dilutive securities outstanding which were considered antidilutive due to net losses are summarized as follows (in shares):

	Year Ended December 31,
	2023	2022
Senior convertible notes	44,120,463	44,120,463
RSUs and Market RSUs(1)	7,855,144	18,886,710
Common stock options and PNQs	8,400,611	9,074,587
Mann Group convertible notes	3,370,000	3,370,000
Total shares	63,746,218	75,451,760

_________________________

(1)	Market RSUs issued in 2022 and 2023 are included at the share delivery of 140% and 0%, respectively, in accordance with a valuation assessment obtained as of December 31, 2023.

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

The Company’s board of directors or its compensation committee determines eligibility, vesting schedules and criteria, and exercise prices for stock awards granted under the 2018 Plan. Options and restricted stock unit awards under the 2018 Plan, or the Prior Plans expire not more than ten years from the date of the grant and are exercisable upon vesting. Stock options that vest over time generally vest over four years. Current time-based vesting stock option grants vest and become exercisable at the rate of 25% after one year and ratably on a monthly basis over a period of 36 months thereafter. The Company also issues PNQ awards with performance conditions. For PNQs, the Company evaluates the probability that the performance conditions will be met and estimates the service period for recognition of the associated expense. RSUs with time-based vesting generally vest at a rate of 25% per year over four years with consideration satisfied by service to the Company. Certain RSUs issued to non-employee directors vest immediately upon grant, but the underlying shares of common stock will not be delivered until there is a separation of service such as resignation, retirement or death. The Company also issued Market RSUs. The grant date fair value and the effect of the market conditions was estimated using a Monte Carlo valuation.

Market RSUs issued during the year ended December 31, 2024 had a grant date fair value of $10.30 per share and will vest on July 15, 2027. The fair value of the Market RSUs was determined using a share price of $4.45, risk-free interest rate of 4.46%, volatility of 60.58%, and a dividend yield of 0%. The number of shares delivered on the vesting date is determined by the percentile ranking of MannKind total shareholder return (TSR) over the period from July 1, 2024 until June 30, 2027 relative to the TSR of the Russell 3000 Pharmaceutical & Biotechnology Index over the same period, as follows: less than 25th percentile=0% of target, 25th percentile=50% of target, 50th percentile=100% of target, 75th percentile=200% of target, 90th percentile or higher=300% maximum. Payout values will be interpolated between the percentile rankings above. The resulting stock-based compensation expense will be recognized over the service period regardless of whether the market conditions are achieved, as long as the service condition is satisfied.

The following table summarizes information about the Company’s stock-based award plans as of December 31, 2024:

	Outstanding Options	Outstanding Restricted Stock Units	Shares Available for Future Issuance
2013 Equity Incentive Plan	2,553,415	—	—
2018 Equity Incentive Plan	4,718,551	14,128,954	21,533,033
Total	7,271,966	14,128,954	21,533,033

Share-based payment transactions are recognized as compensation cost based on the fair value of the instrument on the date of grant. The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options. The expected term of an option granted is based on combining historical exercise data with expected weighted time outstanding. Expected weighted time outstanding is calculated by assuming the settlement of outstanding awards is at the midpoint between the remaining weighted average vesting date and the expiration date. The Company recognizes forfeitures as they occur. During the years ended December 31, 2024, 2023 and 2022, the Company recorded RSU and option-based stock compensation expense of $20.6 million, $17.0 million and $12.8 million, respectively, and employee stock purchase plan compensation of $0.7 million, $0.6 million and $0.6 million, respectively.

Total stock-based compensation expense recognized in the consolidated statements of operations is included in the following categories (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of goods sold	$357	$1,589	$329
Cost of revenue – collaborations and services	3,701	897	1,425
Research and development	2,238	1,442	1,044
Selling, general and administrative	15,062	13,721	10,649
Total	$21,358	$17,649	$13,447

The following table summarizes information relating to stock options:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding as of January 1, 2024	8,400,611	$2.39	4.07	$15,153
Granted	—	—
Exercised	(946,464)	1.70
Forfeited	(55,500)	2.74
Expired	(126,681)	22.82
Outstanding as of December 31, 2024	7,271,966	$2.12	3.12	$32,438
Exercisable as of December 31, 2024	6,868,873	$2.11	3.18	$30,770

There were no options granted in the years ended December 31, 2024 and 2023. Total fair value of stock options vested during the year ended December 31, 2024 was de minimis, and $2.8 million and $3.2 million for the years ended December 31, 2023 and 2022, respectively. The total intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was $3.5 million, $1.3 million and $2.4 million, respectively. Intrinsic value is measured using the fair market value at the date of exercise for options exercised or as of December 31 for outstanding options, less the applicable exercise price.

Cash received from the exercise of options during the years ended December 31, 2024, 2023 and 2022 was approximately $2.9 million, $1.2 million and $3.0 million, respectively.

The Company recognized de minimis compensation costs related to the performance-based stock options for the year ended December 31, 2024, and $0.3 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2024 and 2023, there were no unrecognized compensation costs related to performance-based stock options subject to performance conditions.

The following table summarizes information relating to restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 1, 2024	12,363,934	$4.61
Granted	7,041,502	6.79
Vested	(4,379,263)	5.24
Forfeited	(897,219)	4.70
Outstanding as of December 31, 2024	14,128,954	5.49

Total fair value of restricted stock units vested during the years ended December 31, 2024, 2023 and 2022 was $23.0 million, $20.6 million and $4.4 million, respectively. Intrinsic value of restricted stock units vested is measured using the closing share price on the day prior to the vest date. The total grant date fair value of restricted stock units outstanding as of December 31, 2024, 2023 and 2022 was $77.6 million, $57.0 million and $43.2 million, respectively.

As of December 31, 2024, there was no unrecognized compensation expense related to options and PNQs and $48.4 million of unrecognized compensation expense related to restricted stock units and market-based stock units, which are expected to be recognized over the weighted average period of 2.29 years. The Company evaluates stock awards with performance conditions as to the probability that the performance conditions will be met and uses that information to estimate the date at which those performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period.

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

The Company issued 0.5 million, 0.5 million and 0.7 million shares of common stock pursuant to the ESPP for the years ended December 31, 2024, 2023 and 2022, respectively. There were approximately 2.4 million shares of common stock available for issuance under the ESPP as of December 31, 2024.

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

Litigation — The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. The Company does not anticipate the final disposition of any matters will have a material adverse effect on the results of operations, financial position or cash flows of the Company. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company’s policy is to accrue for legal expenses in connection with legal proceedings and claims as they are incurred.

Contingencies – Milestone Rights — In July 2013, the Company entered into the Milestone Rights Agreement with the Original Milestone Purchasers, pursuant to which the Company granted the Milestone Rights to receive payments up to $90.0 million upon the occurrence of specified strategic and sales milestones, of which $50.0 million remains payable to the Milestone Purchasers as of December 31, 2024.

The Milestone Rights Agreement includes customary representations and warranties and covenants by the Company, including restrictions on transfers of intellectual property related to Afrezza. The Milestone Rights are subject to acceleration in the event the Company transfers its intellectual property related to Afrezza in violation of the terms of such agreement.

During the second quarters of 2024 and 2023, the Company achieved Afrezza net sales milestones as specified by the Milestone Rights and the portion of the $5.0 million payments that related to the Milestone Rights liability on our consolidated balance sheets was approximately $0.8 million and $0.9 million for the payments made in 2024 and 2023, respectively, and represented the fair value as determined in 2013 (the most recent measurement date).

As of December 31, 2024, the remaining Milestone Rights liability balance was $3.2 million and consisted of $0.7 million of current liability, which was presented as accrued expenses and other current liabilities, and $2.5 million of long-term liability, which was presented as milestone liabilities in our consolidated balance sheets. As of December 31, 2023, the remaining Milestone Rights liability balance was $3.9 million and consisted of $0.8 million of current liability and $3.1 million of long-term liability. The value of the Milestone Rights liability was based on initial fair value estimates calculated using the income approach and reduced by milestone achievement payments made.

Loss Contingencies – Returns Reserve for Acquired Product — During the year ended December 31, 2024, the Company reassessed its previously-determined estimate for product returns associated with sales of V-Go that pre-date the Company's acquisition of the product and recorded an additional $1.4 million, which was recorded in accrued expenses and other current liabilities in the consolidated balance sheets and is being reduced as product returns are received. Losses on estimated returns of acquired product were recorded in selling, general and administrative expenses in the consolidated statements of operations.

Liability for Sale of Future Royalties — In December 2023, the Company executed a Purchase and Sale Agreement (the “PSA”) with Sagard Healthcare Partners Funding Borrower SPE 2, LP (“Sagard”). Pursuant to the PSA, Sagard paid the Company $150.0 million (the “Upfront Proceeds”), net of $0.4 million in reimbursements of Sagard’s fees and expenses (the “Reimbursements”), for the purchase of a 1% royalty on future net sales of Tyvaso DPI by UT under the terms of the UT License Agreement (the “Sagard Royalty”). Sagard will also pay the Company a milestone of $50.0 million if net sales of Tyvaso DPI meet or exceed $1.9 billion for any 12 consecutive months on or prior to December 31, 2026 (“Net Sales Threshold A”), or a milestone of $45.0 million if net Sales Threshold A is not met and net sales of Tyvaso DPI meet or exceed $2.3 billion for any 12 consecutive months on or prior to September 30, 2027 (“Net Sales Threshold B”), resulting in a purchase price not to exceed $200.0 million (the “Purchase Price”). If Net Sales Thresholds A and B are not met and net sales of Tyvaso DPI meet or exceed $3.5 billion for any calendar year after September 30, 2027, no royalties will be payable to Sagard for the remainder of that year. The PSA applies to net sales of Tyvaso DPI generated during October 1, 2023 through December 31, 2042 (the “Termination Date”) and will automatically terminate upon payment of the final royalty owed to Sagard thereafter. Upon the Termination Date, ownership of the Sagard Royalty will revert to the Company.

Given the Company’s continuing involvement with the generation of Tyvaso DPI revenue under the UT License Agreement and CSA, which includes the Company’s supply and manufacture of Tyvaso DPI, and the Company’s retention and associated defense and maintenance obligations of the intellectual property required in the manufacture of Tyvaso DPI, the Upfront Proceeds were recorded as a liability for sale of future royalties (the “Royalty Liability”) on the consolidated balance sheets, and any proceeds from future milestones will be added to the Royalty Liability balance upon receipt. Although the Company is not obligated to repay any portion of the Purchase Price to Sagard, the Royalty Liability under the PSA is secured by a security interest granted to Sagard in the underlying 1% royalty rights and any proceeds therefrom. As a result of the PSA, transaction costs totaling $4.4 million (including the Reimbursements) are reported net of the Royalty Liability balance and amortized to interest expense in the consolidated statements of operations over the life of the PSA using the effective interest method. Unamortized transaction costs totaled $4.1 million and $4.4 million at December 31, 2024 and 2023, respectively.

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

The following table shows the activity within the Royalty Liability account as well as the effective interest rate (dollars in thousands):

Balance, January 1, 2023	$—
Proceeds from sale of 1% future royalties	150,000
Deferred transaction costs	(4,375)
Amortization of deferred transaction costs	3
Non-cash interest expense on liability for sale of future royalties	182
Balance, December 31, 2023	$145,810
Amortization of deferred transaction costs	230
Non-cash interest expense on liability for sale of future royalties	15,942
Royalty revenue earned by or payable to Sagard	(12,337)
Balance, December 31, 2024	$149,645

Effective interest rate	8.9% – 11.1%

Sale-Leaseback Transaction — In November 2021, the Company sold certain land, building and improvements located in Danbury, CT (the "Property") to an affiliate of Creative Manufacturing Properties (the "Purchaser") for a sales price of $102.3 million, subject to terms and the conditions contained in a purchase and sale agreement.

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

As of December 31, 2024, the related financing liability was $103.9 million, which was recognized in the Company’s consolidated balance sheet and of which $93.9 million was long-term and $10.1 million was current. As of December 31, 2023, the related financing liability was $104.1 million, of which $94.3 million was long-term and $9.8 million was current.

Financing liability information was as follows (dollars in thousands):

	December 31, 2024	December 31, 2023
Weighted average remaining lease term (in years)	16.8	17.8

	Year Ended December 31,
	2024	2023	2022
Interest expense	$9,619	$9,617	$9,550
Amortization of debt issuance costs	209	208	208
Interest expense on financing liability	$9,828	$9,825	$9,758

The Company's remaining financing liability payments were as follows (in thousands):

December 31, 2024
2025	$10,269
2026	10,533
2027	10,849
2028	11,174
2029	11,510
Thereafter	165,769
Total	220,104
Interest payments	(113,699)
Debt issuance costs	(2,466)
Total financing liability	$103,939

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

In December 2023, the Company and Amphastar amended the Insulin Supply Agreement to extend the term, restructure the annual purchase commitments and include a capacity fee for certain future periods. The Company's remaining purchase commitments and estimated capacity fee liability as of December 31, 2024 were as follows (€ in millions):

	December 31, 2024
	Remaining Purchase Commitments	Estimated Capacity Fees
2025	—	1.5
2026(1)	4.1	2.0
2027	6.0	1.0
2028	6.0	1.0
2029	5.8	1.0
2030	5.8	1.0
2031	7.8	0.5
2032	7.7	0.5
2033	7.7	0.5
2034	4.3	0.5
Total	55.2	9.5

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

The Company periodically reviews the terms of the long-term Insulin Supply Agreement and assesses the need for any accrual for estimated losses, such as lower-of-cost or net-realizable-value that will not be recovered by future product sales. The recognized loss on purchase commitments of $58.2 million and $64.8 million is included in our consolidated balance sheets as of December 31, 2024 and 2023, respectively, and is reduced as inventory items are received or such liability is extinguished.

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

Lease information was as follows (dollars in thousands):

	December 31, 2024	December 31, 2023
Operating lease right-of-use assets(1)	$13,109	$4,685

Operating lease liability-current(2)	$2,423	$1,423
Operating lease liability-long-term	11,645	3,925
Total	$14,068	$5,348

Weighted average remaining lease term (in years)	7.1	3.7
Weighted average discount rate	7.3%	7.3%

__________________________

(1)
Operating right-of-use assets related to vehicles, offices and the manufacturing facility for V-Go are included in other assets in the consolidated balance sheets.
(2)
Operating lease liability–current is included in accrued expenses and other current liabilities in the consolidated balance sheets.

	Year Ended December 31,
	2024	2023	2022
Operating lease costs	$2,103	$1,675	$1,525
Variable lease costs	234	104	274
Cash paid	2,292	1,068	1,823

The Company's future minimum office and vehicle lease payments were as follows (in thousands):

December 31, 2024
2025	$3,157
2026	2,579
2027	2,540
2028	2,087
2029	1,485
Thereafter	6,236
Total	18,084
Interest expense	(4,016)
Total operating lease liability	$14,068

17. Employee Benefit Plans

The Company administers a defined contribution 401(k) savings retirement plan for its employees. The Company may make discretionary matching contributions. For the years ended December 31, 2024, 2023 and 2022, the Company matched each participant’s deferral at the rate of 50% of each participant’s deferral up to the first 10% of compensation. Participants hired after March 31, 2021 became vested in Company contributions at 100% after two years of service. Participants are vested in Company contributions at 50% after one year of service and are 100% vested after two years of service.

The Company’s total discretionary matching contributions were $2.4 million, $2.9 million and $1.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

18. Income Taxes

Income (loss) from continuing operations before provision for income taxes for the Company’s domestic and international operations was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$30,518	$(10,377)	$(87,400)
Foreign	—	—	—
Income (loss) before provision for income taxes	$30,518	$(10,377)	$(87,400)

As of December 31, 2024, the Company has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to its history of losses. The net deferred tax assets have been fully reserved. The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current
U.S. federal	$—	$—	$—
U.S. state	2,750	1,555	—
Non-U.S.	165	—	—
Total current	2,915	1,555	—
Deferred
U.S. federal	15,302	(190)	(5,606)
U.S. state	(11,428)	7,002	(4,334)
Total deferred	3,874	6,812	(9,940)
Valuation allowance	(3,859)	(6,806)	9,940
Net deferred	15	6	—
Total	$2,930	$1,561	$—

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

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$480,008	$506,641
Research and development credits	75,730	77,007
Capitalized research costs	26,872	14,225
Milestone rights	804	1,006
Accrued expenses	4,302	3,760
Loss on purchase commitment	22,413	22,806
Non-qualified stock option expense	3,364	3,559
Capitalized patent costs	4,798	6,720
Other	4,973	3,405
Lease liability	3,578	1,280
Interest expense limitation	—	2,782
Depreciation	21,638	21,134
Deferred product revenue and costs	11,347	346
Sale of future royalties	38,059	34,848
Total deferred tax assets	697,886	699,519
Valuation allowance	(694,369)	(698,228)
Net deferred tax assets	$3,517	$1,291

Deferred tax liabilities:
Right of use asset	$(3,334)	$(1,121)
Other prepaids	(204)	(176)
Total deferred tax liabilities	(3,538)	(1,297)
Net deferred tax assets	$(21)	$(6)

The Company’s effective tax rate differs from the statutory federal income tax rate as follows:

	Year Ended December 31,
	2024	2023	2022
Federal tax benefit rate	21.0%	21.0%	21.0%
State tax expense (net of federal benefit)	7.1%	-11.8%	0.0%
Permanent items	5.2%	-2.8%	-0.1%
Officers compensation	5.6%	-35.3%	-1.1%
Debt settlement	7.2%	0.0%	0.0%
Stock based compensation	0.0%	-5.6%	0.4%
Tax attribute expirations	1.6%	0.4%	-13.2%
Valuation allowance	-42.2%	9.1%	-7.2%
Other deferred adjustments	4.1%	10.0%	0.2%
Effective income tax rate	9.6%	-15.0%	0.0%

As of December 31, 2024 and 2023, management assessed the realizability of deferred tax assets. Management evaluated the need for an amount of any valuation allowance for deferred tax assets on a jurisdictional basis. This evaluation utilizes the framework contained in ASC 740, Income Taxes, wherein management analyzes all positive and negative evidence available at the balance sheet date to determine whether all or some portion of our deferred tax assets will not be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50%) that they will not be realized.

In concluding on the evaluation, management placed significant emphasis on guidance in ASC 740, which states that “...a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome.” Based upon available evidence as of December 31, 2024, it was concluded on a more-likely-than-not basis that all deferred tax assets were not realizable. Accordingly, a valuation allowance of $694.4 million has been recorded to offset these deferred tax assets. During the years ended December 31, 2024 and 2023, the valuation allowance decreased by $3.9 million and $6.8 million, respectively.

A reconciliation of beginning and ending amounts of the Company's valuation allowance for deferred tax assets was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Valuation Allowance for Deferred Tax Assets
Beginning of Year	$698,228	$705,034	$695,094
Additions (deductions) charged to expenses	(3,859)	(6,806)	9,940
End of Year	$694,369	$698,228	$705,034

As of December 31, 2024, the Company had federal and state net operating loss carryforwards of approximately $1.9 billion and $1.3 billion available, respectively, to reduce future taxable income. $492.9 million of the federal losses do not expire and the remaining federal losses have started expiring, beginning in 2026 through various future dates.

Pursuant to IRC Sections 382 and 383, annual use of the Company’s federal and California net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. As a result of the Company's initial public offering, an ownership change within the meaning of IRC Section 382 occurred in August 2004. As a result, federal net operating loss and credit carryforwards of approximately $105.8 million are subject to an annual use limitation of approximately $13.0 million. The annual limitation is cumulative and therefore, if not fully utilized in a year can be utilized in future years in addition to the Section 382 limitation for those years. All of these attributes are now available for use for the tax year ended December 31, 2024 under Section 382. We have completed a Section 382 analysis beginning from the date of our initial public offering through December 31, 2024, to determine whether additional limitations may be placed on the net operating loss carryforwards and other tax attributes, and no additional changes in ownership that met Section 382 study ownership change threshold has been identified through December 31, 2024. There is a risk that changes in ownership may occur in tax years after December 31, 2024. If a change in ownership were to occur, our net operating loss carryforwards and other tax attributes could be further limited or restricted. If limited, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, related to the Company’s operations in the U.S. will not impact the Company’s effective tax rate.

As of December 31, 2024, the Company had $53.7 million of U.S. federal research and development credits which expire beginning in 2025, and $22.1 million of state research and development credits.

The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business the Company is subject to examination by taxing authorities throughout the country. These audits could include examining the timing and amount of deductions, the allocation of income among various tax jurisdictions and compliance with federal, state, and local tax laws. The Company's tax years since 2021 and 2020 remain subject to examination by federal and state tax authorities.

A reconciliation of beginning and ending amounts of unrecognized tax benefits was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Unrecognized Tax Benefit
Beginning of Year	$268,902	$268,902	$268,902
Gross increases for tax positions of prior years	—	—	—
Gross decreases for tax positions of prior years	—	—	—
Gross increases for tax positions of current year	—	—	—
Settlements	—	—	—
Lapse of statute of limitations	—	—	—
End of Year	$268,902	$268,902	$268,902

The Company has assessed its position with regards to uncertainty in tax positions and has not recognized a liability for unrecognized tax benefits. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2024, 2023 and 2022, the Company did not recognize any interest and/or penalties.

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