Form 10-Q
period 2025-03-31
MANNKIND CORP
filed 2025-05-08
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 25, 2025, there were 303,932,852 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

MANNKIND CORPORATION

Form 10-Q

For the Quarterly Period Ended March 31, 2025

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In thousands except per share data)
Revenues:
Commercial product sales	$18,973	$18,764
Collaborations and services	29,376	24,848
Royalties	30,005	22,651
Total revenues	78,354	66,263
Expenses:
Cost of goods sold – commercial	3,768	3,819
Cost of revenue – collaborations and services	13,748	14,779
Research and development	11,022	10,013
Selling, general and administrative	25,014	22,329
Loss (gain) on foreign currency transaction	2,509	(1,399)
Total expenses	56,061	49,541
Income from operations	22,293	16,722
Other income (expense):
Interest income, net	1,956	3,434
Interest expense	(4,645)	(2,567)
Interest expense on liability for sale of future royalties	(3,577)	(4,248)
Interest expense on financing liability	(2,410)	(2,447)
Total other expense	(8,676)	(5,828)
Income before income tax expense	13,617	10,894
Income tax expense	459	264
Net income	$13,158	$10,630
Net income per share – basic	$0.04	$0.04
Weighted average shares used to compute net income per share – basic	303,481	270,356
Net income per share – diluted	$0.04	$0.04
Weighted average shares used to compute net income per share – diluted	320,897	324,733

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net income	$13,158	$10,630
Other comprehensive income:
Unrealized loss on available-for-sale securities	65	—
Comprehensive income	$13,223	$10,630

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2025	December 31, 2024
	(In thousands except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$47,312	$46,339
Short-term investments	134,229	150,917
Accounts receivable, net	28,900	11,804
Inventory	28,892	27,886
Prepaid expenses and other current assets	34,404	31,360
Total current assets	273,737	268,306
Restricted cash	739	737
Long-term investments	16,681	5,482
Property and equipment, net	83,781	85,365
Goodwill	1,931	1,931
Other intangible assets	5,217	5,265
Other assets	28,055	26,757
Total assets	$410,141	$393,843

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$5,041	$6,792
Accrued expenses and other current liabilities	40,103	40,293
Senior convertible notes – current	36,109	—
Liability for sale of future royalties – current	12,802	12,283
Financing liability – current	10,125	10,062
Deferred revenue – current	11,757	12,407
Total current liabilities	115,937	81,837
Liability for sale of future royalties – long term	137,420	137,362
Financing liability – long term	93,665	93,877
Deferred revenue – long term	47,360	51,160
Recognized loss on purchase commitments – long term	60,713	58,204
Operating lease liability	11,141	11,645
Milestone liabilities	2,523	2,523
Senior convertible notes	—	36,051
Total liabilities	468,759	472,659
Commitments and contingencies (Note 14)
Stockholders' deficit:
Undesignated preferred stock, $0.01 par value – 10,000,000 shares authorized; no shares issued or outstanding as of March 31, 2025 or December 31, 2024	—	—
Common stock, $0.01 par value – 800,000,000 shares authorized; 303,918,969 and 302,959,782 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	3,039	3,029
Additional paid-in capital	3,125,830	3,118,865
Accumulated other comprehensive income	1,174	1,109
Accumulated deficit	(3,188,661)	(3,201,819)
Total stockholders' deficit	(58,618)	(78,816)
Total liabilities and stockholders' deficit	$410,141	$393,843

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	(In thousands)
BALANCE, JANUARY 1, 2024	270,034	$2,700	$2,980,539	$—	$(3,229,407)	$(246,168)
Issuance of common stock from market price stock purchase plan	416	—	1,361	—	—	1,361
Net issuance of common stock associated with stock options and restricted stock units	337	3	263	—	—	266
Issuance of common stock pursuant to conversion of the Mann Group convertible note interest	15	—	56	—	—	56
Stock-based compensation expense	—	—	3,885	—	—	3,885
Net income	—	—	—	—	10,630	10,630
BALANCE, MARCH 31, 2024	270,802	$2,703	$2,986,104	$—	$(3,218,777)	$(229,970)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	(In thousands)
BALANCE, JANUARY 1, 2025	302,960	$3,029	$3,118,865	$1,109	$(3,201,819)	$(78,816)
Net issuance of common stock associated with stock options and restricted stock units	959	10	1,580	—	—	1,590
Stock-based compensation expense	—	—	5,385	—	—	5,385
Unrealized loss on available-for-sale securities	—	—	—	65	—	65
Net income	—	—	—	—	13,158	13,158
BALANCE, MARCH 31, 2025	303,919	$3,039	$3,125,830	$1,174	$(3,188,661)	$(58,618)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,158	$10,630
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	5,385	3,885
Interest on liability for sale of future royalties	3,577	4,248
Depreciation and amortization	2,106	1,361
Loss (gain) on foreign currency transaction	2,509	(1,399)
Write-off of inventory	466	1,029
Amortization of right-of-use assets	544	328
Amortization of debt discount and issuance costs	109	501
Sold portion of royalty revenue	(3,000)	—
Net accretion of investments	(919)	(984)
Loss on estimated returns of acquired product	—	1,169
Interest on Mann Group convertible note	—	55
Other, net	—	49
Changes in operating assets and liabilities:
Accounts receivable, net	(17,096)	(5,456)
Inventory	(1,472)	1,074
Prepaid expenses and other current assets	(3,044)	(3,274)
Other assets	(1,661)	(314)
Accounts payable	(1,751)	(2,431)
Accrued expenses and other current liabilities	134	670
Deferred revenue	(4,450)	(3,537)
Recognized loss on purchase commitments	—	(669)
Operating lease liabilities	(972)	(232)
Net cash (used in) provided by operating activities	(6,377)	6,703
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale securities	50,396	—
Purchase of available-for-sale securities	(44,104)	—
Purchase of property and equipment	(330)	(2,408)
Purchase of held-to-maturity securities	—	(68,399)
Proceeds from maturities of held-to-maturity securities	—	21,974
Proceeds from insurance claim	—	396
Net cash provided by (used in) investing activities	5,962	(48,437)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for taxes related to net issuance of common stock associated with restricted stock units and stock options	1,590	266
Principal payments on financing liability	(200)	(101)
Proceeds from market price stock purchase plan and employee stock purchase plan	—	1,361
Principal and early extinguishment payments on MidCap credit facility	—	(5,000)
Net cash provided by (used in) financing activities	1,390	(3,474)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	975	(45,208)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	47,076	238,480
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$48,051	$193,272

	Three Months Ended March 31,
	2025	2024
	(In thousands)
SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid in cash	$3,012	$5,931
Income taxes paid in cash	207	—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash construction-in-progress, property and equipment	144	1,667

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Significant Accounting Policies

The unaudited condensed consolidated financial statements of MannKind Corporation and its subsidiaries (“MannKind,” the “Company,” “we” or “us”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 26, 2025 (the “Annual Report”).

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2025 may not be indicative of the results that may be expected for the full year.

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

Reclassifications — Certain amounts reported in prior years have been reclassified to conform with the current year presentation. The Company has combined selling expenses with general and administrative expenses as selling, general and administrative expenses in the condensed consolidated statements of operations.

Segment Information — Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (the "CODM") in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as one segment operating in the United States of America ("U.S.").

The Company manufactures products using the Technosphere technology for commercial distribution and continues to pursue other product candidates through collaboration and internal research and development of its pipeline. The business and accounting policies of the Company's single reportable segment are further explained below. The measure of segment assets is reported as total assets in the condensed consolidated balance sheets. No intra-entity sales or transfers are transacted within the Company.

The key metric utilized by the CODM to assess resource allocation and performance is the Company’s segment net income, which is the same as the consolidated net income reported in the condensed consolidated statements of operations. The CODM also analyzes the Company's consolidated net income to evaluate its return on segment assets and to establish budgets and forecasts. The table below shows the details of the Company’s segment revenues and significant expense categories regularly provided to and reviewed by the CODM as well as other significant segment items included in consolidated net income in the condensed consolidated statements of operations:

	Three Months Ended March 31,
Revenues	2025	2024
Afrezza	$14,887	$14,438
V-Go	4,086	4,326
Collaborations and services	29,376	24,848
Royalties	30,005	22,651
Total revenues	78,354	66,263
Less significant segment expenses (income):
Cost of goods sold – commercial	3,768	3,819
Cost of revenue – collaborations and services	13,748	14,779
Research and development	11,022	10,013
Selling	13,762	11,601
General and administrative	11,252	10,728
Interest income, net	(1,956)	(3,434)
Interest expense, net	10,632	9,262
Other segment items(1)	2,968	(1,135)
Consolidated net income	$13,158	$10,630

_________________________

(1) Includes loss (gain) on foreign currency transaction and income tax expense.

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

Product Returns — Consistent with industry practice, the Company generally offers Customers a right of return for unopened product that has been purchased from the Company for a period beginning six months prior to and ending 12 months after its expiration date, which lapses upon shipment to a patient. The Company estimates the amount of its product sales that may be returned by its Customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as reductions to accounts receivable, net. The Company currently estimates product returns using available industry data and its own sales and historical return information, including its visibility into the inventory remaining in the distribution channel. Adjustments to the returns reserve are made when changes in the Company's assumptions result in revised estimates to the Company’s assumptions.

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

Government Rebates — The Company is subject to discount obligations under Medicare and state Medicaid programs. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability that is included in accrued expenses and other current liabilities. Estimates around Medicaid have historically required significant judgment due to timing lags in receiving invoices for claims from states. For Afrezza, the Company also estimates the number of patients in manufacturers' discount program for whom the Company will owe an additional liability under the Medicare Part D program. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for products that have been recognized as revenue, but which remains in the distribution channel inventories at the end of each reporting period. The Company’s estimates include consideration of historical claims experience, payer channel mix, current contract prices, unbilled claims, claim submission time lags and inventory in the distribution channel.

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

Revenue Recognition — Collaborations and Services — The Company enters into licensing, research or other agreements under which the Company licenses certain rights to its product candidates to third parties, conducts research or provides other services to third parties. The terms of these arrangements may include but are not limited to payment to the Company of one or more of the following: up-front license fees; development, regulatory, and commercial milestone payments; payments for commercial manufacturing and clinical supply services the Company provides; and royalties on net sales of licensed products and sublicenses of the rights. As part of the accounting for these arrangements, the Company must develop assumptions that require judgment such as determining the performance obligation in the contract and determining the stand-alone selling price for each performance obligation identified in the contract. With respect to the Company's significant collaboration and service agreement with UT that includes a long-term commercial supply agreement (as amended, the “CSA”), the Company identified three distinct performance obligations: (1) the license, supply of product to be used in clinical development, and continued development and approval support for Tyvaso DPI (“R&D Services and License”); (2) development activities for the next generation of the product (“Next-Gen R&D Services”); and (3) a material right associated with current and future manufacturing and supply of product (“Manufacturing Services”). Pre-production activities under the CSA, such as facility expansion services and other administrative services, were considered bundled services under the Manufacturing Services performance obligation as required by ASC 606. Following the FDA’s approval of Tyvaso DPI, UT began issuing purchase orders for the supply of product, which represents distinct contracts and performance obligations under ASC 606. Revenue is recognized for the supply of product at a point in time, once control is transferred to UT. See Note 9 – Collaborations, Licensing and Other Arrangements.

If an arrangement has multiple performance obligations, the allocation of the transaction price is determined from observable market inputs, and the Company uses key assumptions to determine the stand-alone selling price, which may include development timelines, reimbursement rates for personnel costs, discount rates, and probabilities of technical and regulatory success. Revenue is recognized based on the measurement of progress as the performance obligation is satisfied and consideration received that does not meet the requirements to satisfy the revenue recognition criteria is recorded as deferred revenue. Current deferred revenue consists of amounts that are expected to be recognized as revenue in the next 12 months. Amounts that the Company expects will not be recognized within the next 12 months are classified as long-term deferred revenue. However, this estimate is based on the Company’s current project development plan and, if the development plan should change in the future, the Company may recognize a different amount of deferred revenue over the next 12-month period. For further information, see Note 9 – Collaborations, Licensing and Other Arrangements.

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

Revenue Recognition — Royalties — The Company recognizes royalty revenue for a sales-based or usage-based royalty if it is promised in exchange for an intellectual property license. The royalty revenue is recognized as the latter of the subsequent sale of the product occurs or if the performance obligation to which the royalty has been allocated has been satisfied or partially satisfied. The Company’s UT License Agreement (as defined in Note 9 – Collaborations, Licensing and Other Arrangements) entitles it to receive a 10% royalty on net sales of Tyvaso DPI for the license of the Company’s IP that was considered to be interdependent with the development activities that supported the approval of Tyvaso DPI. Although the Company recognizes a 10% royalty on net revenue from the sale of Tyvaso DPI as revenue, it only collects 9% of future royalties due to its sale in December 2023 of 1% of future royalties as detailed in Note 14 – Commitments and Contingencies.

The Company’s net revenue and cost of revenue and goods sold as shown on the condensed consolidated statement of operations is comprised of revenue generated from product sales, services and royalties as shown below (in thousands):

	Three Months Ended March 31,
	2025	2024
Net revenue:
Product revenue (1)	$47,791	$43,228
Services (2)	558	384
Royalties (3)	30,005	22,651
Total net revenue	$78,354	$66,263

_________________________

(1)
Amounts represent the revenue from Afrezza and V-Go sales to wholesalers and specialty pharmacies and Tyvaso DPI to UT.
(2)
Amounts represent revenue generated from the Company's collaboration arrangements, including Next-Gen R&D Services (as defined in Note 9) for UT as well as arrangements with other collaboration partners. See Note 9 – Collaborations, Licensing and Other Arrangements.

(3)
Amounts represent royalties on UT’s net revenue from Tyvaso DPI sales.

Cost of goods sold and cost of revenue:

The cost of goods sold – commercial of $3.8 million for each of the three months ended March 31, 2025 and 2024 is associated with product revenue for Afrezza and V-Go. The cost of revenue – collaborations and services of $13.7 million and $14.8 million for the three months ended March 31, 2025 and 2024, respectively, is associated with product revenue for Tyvaso DPI.

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

Cash, Cash Equivalents and Restricted Cash — The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase, that are readily convertible into cash to be cash equivalents. As of March 31, 2025 and December 31, 2024, cash equivalents were comprised of interest-bearing money market funds, U.S. Treasury securities, corporate bonds and commercial paper with original maturities of 90 days or less from the date of purchase.

The Company records restricted cash when cash and cash equivalents are restricted as to withdrawal or usage. Restricted cash under a letter of credit issued in connection with a facility lease assumed by the Company that will not be available for use in the Company’s operations within 12 months of the reporting date is presented in non-current assets.

Available-for-Sale Investments — The Company's available-for-sale investments consist primarily of highly liquid money market funds, commercial bonds and paper, and U.S. Treasury securities that are intended to facilitate liquidity and capital preservation. Additionally, the Company has two convertible promissory notes issued by Thirona Bio, Inc. ("Thirona") which it classifies as an available-for-sale investment. Available-for-sale investments are measured at fair value with realized gains and losses and unrealized losses related to credit risk reported in other income (expense) in the condensed consolidated statements of operations. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income until realized. These investments with maturities less than 12 months are included in short-term investments and investments with maturities in excess of 12 months are included in long-term investments in the condensed consolidated balance sheets. The accretion of these investments, net of amortization, is recognized as interest income in the condensed consolidated statements of operations. See Note 2 – Investments.

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

Property and Equipment — Property and equipment is recorded at historical cost, net of accumulated depreciation. Depreciation expense is recorded over the assets’ useful lives on a straight-line basis and included in cost of goods sold, research and development, and selling, general and administrative expense in the condensed consolidated statements of operations. See Note 5 – Property and Equipment.

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

If the Company believes an asset to be impaired, the impairment recognized is the amount by which the carrying value of the asset exceeds the fair value of the asset. Fair value is determined using market, income or cost approaches as appropriate for the asset. Any write-downs are treated as permanent reductions in the carrying amount of the asset and recognized as an operating loss.

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

Milestone Rights Liability — In July 2013, in conjunction with the execution of a now repaid loan agreement with Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (collectively, “Deerfield”), the Company entered into a Milestone Rights Purchase Agreement (the “Milestone Rights Agreement”) pursuant to which the Company issued certain milestone rights to Deerfield Private Design Fund II, L.P. and Horizon Santé FLML SÀRL (the “Original Milestone Purchasers”). The foregoing milestone rights provided the Original Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and Afrezza sales milestones, $50.0 million of which remains payable as of March 31, 2025 upon achievement of such milestones (collectively, the “Milestone Rights”). In December 2021, the Milestone Rights were purchased by Barings Global Special Situations Credit Fund 4 (Delaware), L.P. and Barings Global Special Situations Credit 4 (LUX) S.ar.l. (together, the “Milestone Purchasers”). As a result, the Milestone Purchasers have assumed the obligations of the Original Milestone Purchasers and are now entitled to all rights under the Milestone Rights Agreement. The Milestone Rights liability is reported at fair value at the date of the agreement which is periodically offset against payments. See Note 10 – Fair Value of Financial Instruments.

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

Stock-Based Compensation — Share-based payments to employees, including grants of restricted stock units (“RSUs”), performance-based non-qualified stock options awards (“PNQs”), restricted stock units with market conditions (“Market RSUs”), options and the compensatory elements of employee stock purchase plans, are recognized in the condensed consolidated statements of operations based upon the fair value of the awards at the grant date. RSUs are valued based on the market price on the grant date. Market RSUs are valued using a Monte Carlo valuation model and RSUs with performance conditions are evaluated for the probability that the performance conditions will be met and estimates the date at which the performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period. The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options and the compensatory elements of employee stock purchase plans. See Note 13 – Stock Based Compensation Expense.

Net Income Per Share of Common Stock — Basic net income or loss per share ("EPS") is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the effect of potential common stock issuances resulting from assumed stock option exercises and vesting of restricted stock units, unless the effect is anti-dilutive, when applying the treasury stock method, as well as potential dilution under the if-converted method for convertible debt securities. For periods where the Company has presented a net loss, potentially dilutive securities are excluded from the computation of diluted EPS as they would be anti-dilutive.

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

2. Investments

Cash Equivalents — Cash equivalents consist of highly liquid investments with original maturities of 90 days or less at the time of purchase that are readily convertible into cash.

Available-for-Sale Investments Portfolio —The Company's investments portfolio consists of highly liquid money market funds, commercial bonds and paper, and U.S. Treasury securities (collectively, the "Investments") for which the Company has accounted for as available-for-sale effective October 1, 2024.

The contractual maturities of the Investments are summarized below (in thousands):

	March 31, 2025		December 31, 2024
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Due in one year or less(1)	$156,097	$156,150	$165,466	$165,662
Due after one year through five years	16,671	16,681	5,498	5,482
Total	$172,768	$172,831	$170,964	$171,144

___________________________

(1)
The investments due in one year or less include cash equivalents of $21.9 million as of March 31, 2025 and $14.7 million as of December 31, 2024.

The fair value of the Investments are disclosed below (dollars in thousands):

	March 31, 2025
Available-for-Sale Investments	Investment Level	Amortized Cost (Carrying Value)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Money market funds and other	Level 1	$17,332	$—	$—	$17,332
Commercial bonds and paper	Level 2	55,528	35	(19)	55,544
U.S. Treasury securities	Level 2	99,908	70	(23)	99,955
Total cash equivalents and investments		172,768	105	(42)	172,831
Less: cash equivalents		(21,921)	—	—	(21,921)
Total Investments		$150,847	$105	$(42)	$150,910

	December 31, 2024
Available-for-Sale Investments	Investment Level	Amortized Cost (Carrying Value)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Money market funds	Level 1	$14,745	$—	$—	$14,745
Commercial bonds and paper	Level 2	44,145	49	(24)	44,170
U.S. Treasury securities	Level 2	112,074	184	(29)	112,229
Total cash equivalents and investments		170,964	233	(53)	171,144
Less: cash equivalents		(14,745)	—	—	(14,745)
Total Investments		$156,219	$233	$(53)	$156,399

As of March 31, 2025 and December 31, 2024, there was $1.1 million and $1.0 million, respectively, of accrued interest receivable on investments which is included in prepaid expense and other current assets in our condensed consolidated balance sheets.

Available-for-Sale Investment — Thirona — In June 2021, the Company purchased a $3.0 million convertible promissory note issued by Thirona. In January 2022, the Company purchased an additional $5.0 million convertible promissory note issued by Thirona (the "Thirona convertible notes"). The Thirona convertible notes are general unsecured obligations of Thirona and initially accrued interest at a rate of 6% per annum. Unless earlier converted into conversion shares pursuant to the note purchase agreement, the aggregate principal of $8.0 million and accrued interest shall be due and payable by Thirona on demand by the Company at any time after the maturity date. The Thirona convertible notes were amended in February 2023 to extend the maturity date from December 31, 2022 to June 30, 2024, and again on June 27, 2024 to extend the maturity date to June 30, 2026 and increase the interest rate to 10% per annum. The Thirona convertible notes were included in other assets as of March 31, 2025 and December 31, 2024 in the condensed consolidated balance sheets.

The Company evaluates the fair value of its investment in Thirona by applying a scenario based model with hypothetical yield of 35.0% and 28.0%, and volatility of 70.0% and 70.0% as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, the fair value of the Company's investment in Thirona was $6.5 million and $6.3 million, respectively. For the three months ended March 31, 2025, the Company recorded an unrealized holding gain of $0.2 million. No interest income on the Company's investment in Thirona was recognized for the three months ended March 31, 2025 or 2024.

3. Accounts Receivable

Accounts receivable, net consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Accounts receivable – commercial
Accounts receivable, gross	$18,406	$22,879
Wholesaler distribution fees and prompt pay discounts	(3,855)	(4,186)
Reserve for returns	(9,719)	(8,858)
Total accounts receivable – commercial, net	4,832	9,835
Accounts receivable – collaborations and services(1)	24,068	1,969
Total accounts receivable, net	$28,900	$11,804

___________________________

(1)
The balance as of December 31, 2024 includes the $1.1 million regulatory milestone payment receivable from Cipla. See Note 9 – Collaborations, Licensing and Other Arrangements – Cipla License and Distribution Agreement.

As of March 31, 2025, the Company had three wholesale distributors representing approximately 86% of commercial accounts receivable and approximately 75% of gross sales during the three months ended March 31, 2025.

As of March 31, 2025, there was no allowance for credit losses for collaborations and services accounts receivable. The Company had one collaboration partner, UT, that comprised 98% of the collaboration and services net accounts receivable as of March 31, 2025 and approximately 98% of gross revenue from collaborations and services for the three months ended March 31, 2025.

4. Inventories

Inventories consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$6,141	$6,184
Work-in-process	13,637	10,661
Finished goods	9,114	11,041
Total inventory	$28,892	$27,886

Work-in-process and finished goods as of March 31, 2025 and December 31, 2024 include conversion costs and exclude the cost of insulin. All insulin inventory on hand was written off in prior years and the projected loss on the purchase commitment contract to purchase future insulin was accrued. See Note 14 – Commitments and Contingencies under Contingencies — Commitments. Raw materials inventory included $0.8 million of pre-launch inventory as of March 31, 2025 and December 31, 2024, which consisted of FDKP received in November 2019.

The Company analyzed its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value. The Company also performed an assessment of projected sales and evaluated the lower of cost or net realizable value and the potential excess inventory on hand as of March 31, 2025 and December 31, 2024. Inventory that did not meet acceptable standards or was forecasted to become obsolete due to expiration is reserved for inventory obsolescence in the condensed consolidated balance sheets and recognized as costs of goods sold in the condensed consolidated statements of operations. As a result of these assessments, there were inventory write-offs of $0.5 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively.

5. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Life (Years)	March 31, 2025	December 31, 2024
Land	—	$875	$875
Buildings	39-40	17,389	17,389
Building improvements	5-40	90,813	90,813
Machinery and equipment	3-15	65,065	64,879
Furniture, fixtures and office equipment	5-10	3,122	3,122
Computer equipment and software	3	8,814	8,814
Construction in progress	—	6,378	6,149
		192,456	192,041
Less accumulated depreciation		(108,675)	(106,676)
Total property and equipment, net		$83,781	$85,365

Depreciation expense related to property and equipment was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Depreciation Expense	$2,058	$1,341

6. Goodwill and Other Intangible Assets

Goodwill — Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The balance of goodwill was $1.9 million as of March 31, 2025 and December 31, 2024 as a result of the Company's acquisition of V-Go in May 2022. Goodwill is tested at least annually for impairment by assessing qualitative factors in determining whether it is more likely than not that the fair value of net assets is below their carrying amounts. See Note 1 – Description of Business and Significant Accounting Policies.

Other Intangible Assets — Other intangible assets consisted of the following (dollars in thousands):

	Estimated	March 31, 2025			December 31, 2024
	Useful Life (Years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Developed technology	7.5	$1,200	$(283)	$917	$1,200	$(235)	$965
iSPERSE License – IPR&D	—	4,300	—	4,300	4,300	—	4,300
Total		$5,500	$(283)	$5,217	$5,500	$(235)	$5,265

Amortization expense related to the developed technology was de minimis for the three months ended March 31, 2025 and 2024. The estimated annual amortization expense for the developed technology will be approximately $0.2 million per year for the years ended December 31, 2025 through 2029.

The iSPERSE License — IPR&D is an indefinite-lived intangible asset which is tested for impairment when facts or circumstances indicate the carrying value of the asset may not be recoverable. Upon completion of the underlying R&D efforts, the intangible asset will be accounted for as a finite-lived intangible asset. If the R&D efforts are abandoned, the IPR&D asset balance will be written off to R&D expense. The iSPERSE License – IPR&D was acquired from Pulmatrix, Inc. ("Pulmatrix") in July 2024.

The Company evaluates its other intangible assets for potential impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. See Note 1 – Description of Business and Significant Accounting Policies.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	March 31, 2025	December 31, 2024
Salary and related expenses	$20,589	$20,570
Discounts and allowances for commercial product sales	7,541	9,393
Accrued interest(1)	4,437	303
Deferred lease liability	2,373	2,423
Current portion of milestone rights liability(2)	639	639
Professional fees	576	1,311
Returns reserve for acquired product(3)	313	804
Other	3,635	4,850
Accrued expenses and other current liabilities	$40,103	$40,293

__________________________

(1)
As of March 31, 2025, accrued interest includes $4.4 million related to a milestone payment of $5.0 million to be paid in the second quarter of 2025. See Note 14 – Commitments and Contingencies under Contingencies — Milestone Rights.
(2)
See Note 14 – Commitments and Contingencies under Contingencies — Milestone Rights.
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

The senior convertible notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding December 1, 2025, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock, par value $0.01 per share, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the senior convertible notes on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which the trading price (as defined in the Indenture) per $1,000 principal amount of the senior convertible notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day; (3) if the Company calls such senior convertible notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the senior convertible notes called (or deemed called) for redemption; or (4) upon the occurrence of specified corporate events as set forth in the Indenture. On or after December 1, 2025 until the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their senior convertible notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the Indenture.

The initial conversion rate is 191.8281 shares of common stock per $1,000 principal amount of senior convertible notes (equivalent to an initial conversion price of approximately $5.21 per share of common stock). The initial conversion price of the senior convertible notes represents a premium of approximately 30% to the last reported sale price of the common stock on the Nasdaq Global Market on March 1, 2021. The conversion rate for the senior convertible notes is subject to adjustment under certain circumstances in accordance with the terms of the Indenture, but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date of the senior convertible notes or if the Company delivers a notice of redemption in respect of the senior convertible notes, the Company will, in certain circumstances, increase the conversion rate of the senior convertible notes for a holder who elects to convert its senior convertible notes in connection with such a corporate event or convert its senior convertible notes called for redemption during the related redemption period (as defined in the Indenture), as the case may be.

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

If the Company undergoes a fundamental change (as defined in the Indenture), then, subject to certain conditions and except as described in the Indenture, holders may require the Company to repurchase for cash all or any portion of their senior convertible notes at a fundamental change repurchase price equal to 100% of the principal amount of the senior convertible notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

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

The Company’s net proceeds from the March 2021 offering were approximately $222.7 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by the Company. As of March 31, 2025 and December 31, 2024, the unamortized debt issuance cost was $0.2 million and $0.3 million, respectively.

The maturities of the Company’s borrowings as of March 31, 2025 are as follows (in thousands):

Amounts
2025	$—
2026	36,319
Total principal payments	36,319
Debt issuance costs	(210)
Total debt	$36,109

Amortization of debt issuance costs and debt discounts related to borrowings were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Amortization of debt issuance cost	$57	$363
Amortization of debt discount (1)	—	85

_________________________

(1)
Amounts represent the amortization of a debt discount related to the MidCap credit facility as further explained below.

MidCap credit facility — In August 2019, the Company entered into the MidCap credit facility and borrowed the first advance of $40.0 million (“Tranche 1”) in August 2019 and the second advance of $10.0 million (“Tranche 2”) in December 2020. In April 2021, $10.0 million was prepaid. During the three months ended March 31, 2024, the Company made $5.0 million in principal payments on the MidCap credit facility. On April 1, 2024, the Company exercised its option to prepay in full all outstanding indebtedness.

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

In April 2024, the Company prepaid in full the remaining $28.3 million in principal and $0.2 million in accrued interest, and terminated all commitments and obligations under the MidCap credit facility that would have matured on August 1, 2025 in exchange for a payment of $31.6 million, including an exit fee of $2.8 million which is 7.00% of the initial Tranche 1 balance of $40.0 million, and a prepayment fee of $0.3 million which is 1.00% of principal prepaid. Additionally, unamortized debt discount and capitalized prepayment fees totaling $0.2 million were written off, resulting in a loss on early extinguishment of debt of $3.3 million included in loss on settlement of debt in the condensed consolidated statements of operations. In connection with the repayment of outstanding indebtedness by the Company, all liens, mortgages and security interests in any assets or property securing the obligations under the MidCap credit facility were automatically terminated and released and the Company was automatically released from all guarantees.

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

As of April 2, 2024, the outstanding principal balance of the Mann Group convertible note plus accrued interest was $8.9 million and was convertible at Mann Group’s option into 3,554,198 shares of common stock of the Company. The Company and Mann Group agreed to terminate all outstanding indebtedness, rights and obligations under the Mann Group convertible note in exchange for (i) the

Company’s issuance to Mann Group of 1,500,000 shares of the Company’s common stock converted at the contractual rate of $2.50 per share and (ii) the Company’s payment to Mann Group of $8.9 million, which represented the market value of 2,054,198 shares of common stock of the Company on April 2, 2024 to settle the remaining principal and interest of $5.1 million, after the conversion noted in (i) above. Termination of the Mann Group convertible note resulted in a loss on early extinguishment of debt of $3.7 million included in loss on settlement of debt in the condensed consolidated statements of operations.

9. Collaborations, Licensing and Other Arrangements

Revenue from collaborations and services were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
UT CSA(1)	$28,818	$24,464
Amphastar co-promotion agreement	500	—
Cipla License and Distribution Agreement	36	37
Other	22	—
UT License Agreement	—	347
Total revenue from collaborations and services	$29,376	$24,848

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

Total revenue from UT was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue from UT
Royalties(1)	$30,005	$22,651
UT CSA	28,818	24,464
UT License Agreement	—	347
Total revenue from UT	$58,823	$47,462

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

Also during 2024, the Company fully recognized the Next-Gen R&D Services performance obligation and the pre-production activities under the CSA, such as facility expansion services that were bundled services under the Manufacturing Services performance obligation.

As of March 31, 2025, deferred revenue from UT consisted of $58.0 million, of which $11.7 million was classified as current and $46.3 million was classified as long-term on the condensed consolidated balance sheet. As of December 31, 2024, deferred revenue consisted of $62.4 million, of which $12.3 million was classified as current and $50.1 million was classified as long-term on the condensed consolidated balance sheet. The Company determined that the revenue recognition associated with the capital improvements should be combined with the Manufacturing Services performance obligation.

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

Biomm Supply and Distribution Agreement — In May 2017, the Company and Biomm S.A. ("Biomm") entered into a supply and distribution agreement for the commercialization of Afrezza in Brazil. Under this agreement, Biomm was responsible for pursuing regulatory approvals of Afrezza in Brazil, including from the Agência Nacional de Vigilância Sanitária (“ANVISA”) and, with respect to pricing matters, from the Camara de Regulação de Mercado de Medicamentos (“CMED”), both of which were received. Biomm commenced product sales in January 2020. No additional shipments of product were made to Biomm since 2020.

Cipla License and Distribution Agreement — In May 2018, the Company and Cipla Ltd. (“Cipla”) entered into an exclusive agreement for the marketing and distribution of Afrezza in India and the Company received a $2.2 million nonrefundable license fee. Under the terms of the agreement, Cipla is responsible for obtaining regulatory approvals to distribute Afrezza in India and for all marketing and sales activities of Afrezza in India. The Company is responsible for supplying Afrezza to Cipla. The Company is entitled to an additional regulatory milestone payment, minimum purchase commitment revenue and royalties on Afrezza sales in India once cumulative gross sales have reached a specified threshold. In December 2024, the Central Drugs Standard Control Organisation ("CDSCO") in India approved Afrezza for adults and, accordingly, the Company was entitled to the regulatory milestone payment from Cipla totaling $1.1 million, which was included in accounts receivable, net, in the condensed consolidated balance sheet as of December 31, 2024 and was received during the three months ended March 31, 2025. The Company expects to ship product once Cipla obtains the registration certificate and import license.

The initial $2.2 million nonrefundable licensing fee was recorded in deferred revenue and is being recognized in net revenue – collaborations over 15 years, representing the estimated period to satisfy the performance obligation.

As of March 31, 2025, the deferred revenue balance for Cipla was $1.2 million, of which $0.1 million was classified as current and $1.1 million was classified as long term in the condensed consolidated balance sheets. As of December 31, 2024, the deferred revenue balance was $1.2 million, of which $0.1 million was classified as current and $1.1 million was classified as long term in the condensed consolidated balance sheets.

Amphastar — During the quarter ended December 31, 2024, the Company entered into a co-promotion agreement which provides the terms and conditions upon which the Company's sales force shall promote Baqsimi (glucagon) nasal powder to designated health care professionals where the Company currently promotes Afrezza. Amphastar is obligated to pay fixed quarterly payments to the Company through December 2025. Either party may terminate the agreement or suspend performance upon written notice to the other party at any time during the contract term. The co-promotion agreement may be renewed or extended only upon the mutual written agreement of both parties.

The Company identified a single performance obligation that the Company will satisfy over time. The total transaction price of $2.5 million is considered fixed consideration of which $0.5 million was recognized as revenue from collaborations and services in our condensed consolidated statement of operations in the three months ended March 31, 2025. The remaining $1.5 million will be recognized based on the measurement of progress as the performance obligation is satisfied through December 2025.

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

The carrying amounts reported in the condensed consolidated financial statements for cash, accounts receivable, accounts payable, and accrued expenses and other current liabilities (excluding the Milestone Rights liability) approximate their fair value due to their relatively short maturities. The fair value of the senior convertible notes, Milestone Rights liability, Financing liability and Liability for sale of future royalties are disclosed below.

Financial Liabilities — The following tables set forth the fair value of the Company’s financial instruments (Level 3 in the fair value hierarchy) (in millions):

	March 31, 2025
		Fair Value
	Carrying Value	Significant Unobservable Inputs (Level 3)
Financial liabilities:
Senior convertible notes(1)	$36.1	$39.4
Milestone rights(2)	2.5	15.7
Financing liability(3)	103.8	117.1
Liability for sale of future royalties(4)	150.2	157.4

_________________________

(1)
Fair value was determined by applying a discounted cash flow analysis to the straight note with a hypothetical yield of 7.5%, volatility of 37.6% and a Monte Carlo simulation for the value of the conversion feature. A change in yield of + or – 2% would result in a fair value of $38.8 million and $40.0 million, respectively.
(2)
Fair value was determined by applying a Monte Carlo simulation method for the calculation of the potential payment and the Geometric Brownian Motion forecasting model to estimate the underlying revenue. Market based inputs and other Level 3 inputs were used to forecast future revenue. The key inputs used included a risk-free rate of 4.1%, dividend yield of 0%, volatility of 45.0%, period of 6.75 years and credit risk of 11.0%.
(3)
Fair value was determined by applying a discounted cash flow analysis with a hypothetical yield of 8.0%. A change in yield of + or – 2% would result in a fair value of $103.0 million and $134.5 million, respectively.
(4)
Fair value was determined by applying a discounted cash flow analysis with a hypothetical yield of 9.0%. A change in yield of + or – 2% would result in a fair value of $138.9 million and $180.4 million, respectively.

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

11. Common and Preferred Stock

The Company is authorized to issue 800,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series as designated by the Company’s board of directors. No other class of capital stock is authorized. As of March 31, 2025 and December 31, 2024, 303,918,969 and 302,959,782 shares of common stock, respectively, were issued and outstanding and no shares of preferred stock were outstanding.

In February 2018, the Company entered into a controlled equity offering sales agreement (as amended and restated in February 2025, the “CF Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Cantor Fitzgerald, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million or such other amount as may be permitted by the Sales Agreement. In February 2025, the Company filed a sales agreement prospectus under a registration statement on Form S-3 (File No. 333-285286) covering the sale of up to $200.0 million of common stock through Cantor Fitzgerald under the CF Sales Agreement. Under the CF Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. There have been no sales under the CF Sales Agreement since 2023.

During the three months ended March 31, 2024, the Company received $1.4 million from the market price stock purchase plan ("MPSPP") for 416,099 shares of common stock.

For shares of common stock issued pursuant to the Company's 2004 employee stock purchase plan ("ESPP"), see Note 13 – Stock-Based Compensation Expense.

12. Earnings per Common Share

The following tables summarize the components of the basic and diluted EPS computations (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
EPS – basic:
Net income (numerator)	$13,158	$10,630
Weighted average common shares (denominator)	303,481	270,356
Net income per share	$0.04	$0.04
EPS – diluted:
Net income	$13,158	$10,630
Effect of interest and amortization expense on convertible notes	284	1,856
Adjusted net income (numerator)	$13,442	$12,486
Weighted average common shares	303,481	270,356
Effect of dilutive securities – common shares issuable	17,416	54,377
Adjusted weighted average common shares (denominator)	320,897	324,733
Net income per share	$0.04	$0.04

For the three months ended March 31, 2025, diluted net income per share excluded the weighted average effect of 4.9 million shares of common stock underlying RSUs and Market RSUs and 0.3 million shares of common stock underlying options and PNQs as they were antidilutive.

For the three months ended March 31, 2024, diluted net income per share excluded the weighted average effect of 5.4 million shares of common stock underlying RSUs and Market RSUs and 2.1 million shares underlying options and PNQs as they were antidilutive.

13. Stock-Based Compensation Expense

During the three months ended March 31, 2025, the Company granted 767,353 RSUs to employees with a weighted average grant date fair value of $5.26 per share, of which 263,160 RSUs had a vesting period of 33.3% annually over the second, third and fourth anniversary of the vesting determination date and 504,193 RSUs had a vesting period of 25% annually over four years.

As of March 31, 2025, there was $23.2 million and $20.7 million of unrecognized stock-based compensation expense related to RSUs and Market RSUs, respectively, which is expected to be recognized over a weighted average period of approximately 2.55 and 1.49 years, respectively.

Total stock-based compensation expense recognized in the condensed consolidated statements of operations as cost of goods sold, cost of revenue – collaborations and services, R&D and selling, general and administrative expense was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
RSUs and options	$5,212	$3,699
Employee stock purchase plan	173	186
Total	$5,385	$3,885

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

There were approximately 2.4 million shares of common stock available for issuance under the ESPP as of March 31, 2025.

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

Contingencies — Milestone Rights — In July 2013, the Company entered into the Milestone Rights Agreement with the Original Milestone Purchasers, pursuant to which the Company granted the Milestone Rights to receive payments up to $90.0 million upon the occurrence of specified strategic and sales milestones, of which $50.0 million remains payable to the Milestone Purchasers as of March 31, 2025.

The Milestone Rights Agreement includes customary representations and warranties and covenants by the Company, including restrictions on transfers of intellectual property related to Afrezza. The Milestone Rights are subject to acceleration in the event the Company transfers its intellectual property related to Afrezza in violation of the terms of such agreement.

During the three months ended March 31, 2025, the Company achieved an Afrezza net sales milestone, as specified by the Milestone Rights, and the portion of the $5.0 million payment related to the Milestone Rights liability on our condensed consolidated balance sheets was approximately $0.6 million and represents the fair value as determined in 2013 (the most recent measurement date).

As of each of March 31, 2025 and December 31, 2024, the remaining Milestone Rights liability balance was $3.2 million and consisted of $0.6 million of current liability, which was presented as accrued expenses and other current liabilities, and $2.5 million of long-term liability, which was presented as milestone liabilities in the condensed consolidated balance sheets. The value of the Milestone Rights liability was based on initial fair value estimates calculated using the income approach and is reduced by milestone achievement payments made.

Loss Contingencies — Returns Reserve for Acquired Product — During the three months ended March 31, 2024, the Company reassessed its previously-determined estimate for product returns associated with sales of V-Go that pre-date the Company's acquisition of the product and recorded an additional $1.2 million, which was recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheet as of March 31, 2024. The return accrual is being reduced as product returns are received. Related losses on estimated returns of acquired product were recorded in selling, general and administrative expenses in the condensed consolidated statements of operations.

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

Given the Company’s continuing involvement with the generation of Tyvaso DPI revenue under the UT License Agreement and CSA, which includes the Company’s supply and manufacture of Tyvaso DPI, and the Company’s retention and associated defense and maintenance obligations of the intellectual property required in the manufacture of Tyvaso DPI, the Upfront Proceeds were recorded as a liability for sale of future royalties (the “Royalty Liability”) on the condensed consolidated balance sheets, and any proceeds from future milestones will be added to the Royalty Liability balance upon receipt. Although the Company is not obligated to repay any portion of the Purchase Price to Sagard, the Royalty Liability under the PSA is secured by a security interest granted to Sagard in the underlying 1% royalty rights and any proceeds therefrom. As a result of the PSA, transaction costs totaling $4.4 million (including the Reimbursements) are reported net of the Royalty Liability balance and amortized to interest expense in the condensed consolidated statements of operations over the life of the PSA using the effective interest method. Unamortized transaction costs were approximately $4.1 million as of each of March 31, 2025 and December 31, 2024.

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

The following table shows the activity within the Royalty Liability account as well as the effective interest rate (dollars in thousands):

Amount
Balance, December 31, 2024	$149,645
Amortization of deferred transaction costs	57
Non-cash interest expense on liability for sale of future royalties	3,520
Royalty revenue earned by or payable to Sagard	(3,000)
Balance, March 31, 2025	$150,222

Effective interest rate	8.9%

Sale-Leaseback Transaction— In November 2021, the Company sold certain land, building and improvements located in Danbury, CT (the "Property") to an affiliate of Creative Manufacturing Properties (the "Purchaser") for a sales price of $102.3 million, subject to terms and the conditions contained in a purchase and sale agreement.

Effective with the closing of the Sale-Leaseback Transaction, the Company and the Purchaser entered into a lease agreement (the “Lease”), pursuant to which the Company leased the Property from the Purchaser for an initial term of 20 years, with four renewal options of five years each. The total annual rent under the Lease starts at approximately $9.5 million per year, subject to a 50% rent abatement during the first year of the Lease, and will increase annually by (i) 2.5% in the second through fifth year of the Lease and (ii) 3% in the sixth and each subsequent year of the Lease, including any renewal term, utilizing a weighted average discount rate of 9.0%. The Company is responsible for payment of operating expenses, property taxes and insurance for the Property. The Purchaser will hold a security deposit of $2.0 million during the Lease term. Pursuant to the terms of the Lease, the Company has four options to repurchase the Property, in 2026, 2031, 2036 and 2041, for the greater of (i) $102.3 million or (ii) the fair market value of the Property.

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

As of March 31, 2025, the related financing liability was $103.8 million, which was recognized in the condensed consolidated balance sheet and of which $93.7 million was long-term and $10.1 million was current. As of December 31, 2024, the related financing liability was $103.9 million, of which $93.9 million was long-term and $10.1 million was current.

Financing liability information was as follows (dollars in thousands):

	March 31, 2025	December 31, 2024
Weighted average remaining lease term (in years)	16.6	16.8

	Three Months Ended March 31,
	2025	2024
Interest expense	$2,359	$2,395
Amortization of debt issuance costs	51	52
Interest expense on financing liability	$2,410	$2,447

The Company's remaining financing liability payments were as follows (in thousands):

March 31, 2025
2025 (Remaining)	$7,710
2026	10,533
2027	10,849
2028	11,174
2029	11,510
Thereafter	165,769
Total	217,545
Interest payments	(111,340)
Debt issuance costs	(2,415)
Total financing liability	$103,790

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

In December 2023, the Company and Amphastar amended the Insulin Supply Agreement to extend the term, restructure the annual purchase commitments and include a capacity fee for certain future periods. The Company's remaining purchase commitments and estimated capacity fee liability as of March 31, 2025 were as follows (€ in millions):

	March 31, 2025
	Remaining Purchase Commitments	Estimated Capacity Fees
2025 (Remaining)(1)	—	1.1
2026	4.1	2.0
2027	6.0	1.0
2028	6.0	1.0
2029	5.8	1.0
2030	5.8	1.0
2031	7.8	0.5
2032	7.7	0.5
2033	7.7	0.5
2034	4.3	0.5
Total	55.2	9.1

_________________________

(1)
During the three months ended March 31, 2025, the Company incurred a capacity fee of €375,000, or $0.4 million, which was recognized as cost of goods sold for commercial sales in our condensed consolidated statement of operations.

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

The Company periodically reviews the terms of the long-term Insulin Supply Agreement and assesses the need for any accrual for estimated losses, such as lower-of-cost or net-realizable-value that will not be recovered by future product sales. The recognized loss on purchase commitments of $60.7 million and $58.2 million is included in our condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively, and is reduced as inventory items are received or such liability is extinguished.

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

Office Leases — In May 2017, the Company executed an office lease with Russell Ranch Road II LLC for the Company’s corporate offices in Westlake Village, California, which was renewed in April 2022. Pursuant to the renewal, the monthly lease payments of $79,543 began in February 2023 and are subject to 3% annual increases, plus the estimated cost of maintaining the property and common areas by the landlord, and are further subject to a six-month base rent concession beginning February 2023. The Company was also entitled to a one-time allowance up to $0.9 million as reimbursement for tenant improvements or the purchase of furniture, fixtures or equipment. Of the $0.9 million allowance, an amount up to $0.7 million may be applied as an additional base rent concession. The Company has no further right to extend the lease term beyond July 31, 2028.

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

In May 2024, the Company entered into several transactions with Pulmatrix to acquire certain lab assets, enter into multiple agreements, and assume certain liabilities (the “Pulmatrix Transaction”). In July 2024, the Company assumed certain leased real property (the "Bedford Lease") in connection with the Pulmatrix Transaction. The Bedford Lease pertains to certain premises in a building located in Bedford, Massachusetts. The monthly base rent payments of $101,282 are subject to 3% annual increases, plus the estimated cost of maintaining the property and common areas by the landlord. The Company also assumed from Pulmatrix a $0.7 million obligation to repay landlord-funded tenant improvements at a rate of $6,000 per month through the end of the lease term in November 2033. The Company has the right to extend the lease term for an additional five-year term.

Lease information was as follows (dollars in thousands):

	March 31, 2025	December 31, 2024
Operating lease right-of-use assets(1)	$12,565	$13,109

Operating lease liability-current(2)	$2,373	$2,423
Operating lease liability-long-term	11,141	11,645
Total	$13,514	$14,068

Weighted average remaining lease term (in years)	7.0	7.1
Weighted average discount rate	7.3%	7.3%

_________________________

(1)
Operating right-of-use assets related to vehicles, offices and the manufacturing facility for V-Go are included in other assets in the condensed consolidated balance sheets.
(2)
Operating lease liability – current is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

	Three Months Ended March 31,
	2025	2024
Operating lease costs	$728	$348
Variable lease costs	244	10
Cash paid	972	232

The Company's future minimum office and vehicle lease payments were as follows (in thousands):

March 31, 2025
2025 (Remaining)	$2,361
2026	2,579
2027	2,540
2028	2,087
2029	1,485
Thereafter	6,236
Total	17,288
Interest expense	(3,774)
Total operating lease liability	$13,514

15. Income Taxes

During the three months ended March 31, 2025 and 2024, the Company recorded income tax expense of $0.5 million and $0.3 million, respectively, related to state taxes, which was calculated using the discrete year-to-date method. The effective tax rate differs from the statutory tax rate of 21% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and concluded, in accordance with the applicable accounting standards, that net deferred tax assets should be fully reserved.

The Company has assessed its position with regards to uncertainty in tax positions and has not recognized a liability for unrecognized tax benefits. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the three months ended March 31, 2025, the Company recognized a de minimis amount of interest and penalties. The Company’s tax years since 2020 remain subject to examination by tax authorities.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this report that are not strictly historical in nature are “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A Risk Factors and elsewhere in this Quarterly Report on Form 10-Q. The preceding interim condensed consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and related notes for the year ended December 31, 2024 and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

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

In our endocrine business unit, we currently commercialize two products: Afrezza (insulin human) Inhalation Powder, an ultra rapid-acting inhaled insulin indicated to improve glycemic control in adults with diabetes, and the V-Go wearable insulin delivery device, which provides continuous subcutaneous infusion of insulin in adults that require insulin. Afrezza was developed by us and received approval from the FDA in June 2014. Afrezza consists of a dry powder formulation of human insulin delivered from a small portable inhaler. V-Go received 510(k) clearance by the FDA in 2010 and has been available commercially since 2012. In May 2022, we acquired V-Go from Zealand Pharma A/S and Zealand Pharma US, Inc. (together, “Zealand”). V-Go is a mechanical basal-bolus insulin delivery system that is worn like a patch and can eliminate the need for taking multiple daily injections.

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

Our pipeline of potential treatments for orphan lung diseases includes MNKD-101, a nebulized formulation of clofazimine, for the treatment of severe chronic and recurrent pulmonary infections, including nontuberculous mycobacterial ("NTM") lung disease. The FDA has designated MNKD-101 as both an orphan drug and as a qualified infectious disease product for the treatment of pulmonary NTM infections. It has also granted Fast Track designation to our development program. In 2024, we initiated a global Phase 3 registrational study of MNKD-101 with sites in the United States, Japan, South Korea, Taiwan, and Australia. We expect enrollment of subjects into this study to continue into 2026. The other major program in our pipeline is MNKD-201, a dry-powder formulation of nintedanib, for the treatment of idiopathic pulmonary fibrosis ("IPF"). In 2024, we conducted a Phase 1 clinical study of MNKD-201, which met its primary objective of demonstrating positive safety results and good tolerability in healthy volunteers. We are pursuing a global trial and expect to continue to the next phase of development in the second half of 2025.

Our business is subject to significant risks, including but not limited to our ability to manufacture sufficient quantities of our products and Tyvaso DPI. Other significant risks also include the risk that our products may only achieve a limited degree of commercial success and the risks inherent in drug development, clinical trials and the regulatory approval process for our product candidates, which in some cases depends upon the efforts of our partners. The recently enacted and proposed tariffs by the U.S. government may potentially raise the future cost to source the raw materials and components needed to manufacture our products. We are actively monitoring this situation and exploring strategies to mitigate the risks.

As of March 31, 2025, we had cash, cash equivalents and investments of $198.2 million, an accumulated deficit of $3.2 billion and a total stockholders’ deficit of $58.6 million. We had net income of $13.2 million and $10.6 million for the three months ended March 31, 2025 and 2024, respectively. To date, we have funded our operations primarily through the sale of our equity and convertible debt securities, from the receipt of upfront and milestone payments from collaborations, from borrowings, from sales of Afrezza and V-Go, from royalties and manufacturing revenue from UT, from proceeds of the sale-leaseback of our manufacturing facility in Danbury, CT and from the sale of a portion of future royalties that we receive from UT.

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

Three months ended March 31, 2025 and 2024

Revenues

The following table provides a comparison of the revenue categories for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Revenues
Commercial product sales:
Gross revenue from product sales	$29,576	$30,039	$(463)	(2%)
Less: Wholesaler distribution fees, rebates and chargebacks, product returns and other discounts	10,603	11,275	$(672)	(6%)
Net revenue from commercial product sales	$18,973	$18,764	$209	1%
Gross-to-net revenue adjustment percentage	36%	38%
Collaborations and services	29,376	24,848	$4,528	18%
Royalties	30,005	22,651	$7,354	32%
Total revenues	$78,354	$66,263	$12,091	18%

Afrezza — Gross revenue from sales of Afrezza increased by $2.4 million, or 11%, for the three months ended March 31, 2025 compared to the same period in the prior year. The increase was driven primarily by higher demand and price. The gross-to-net adjustment was 36% of gross revenue, or $8.3 million, for the three months ended March 31, 2025 compared to 31% of gross revenue, or $6.4 million, for the same period in the prior year. The increased gross-to-net percentage was primarily attributable to a decrease in anticipated product returns (as a percentage of gross sales) in the prior year period. As a result, net revenue from sales of Afrezza increased by $0.4 million, or 3%, for the three months ended March 31, 2025 compared to the same period in the prior year.

V-Go — Gross revenue from sales of V-Go decreased by $2.8 million, or 30%, for the three months ended March 31, 2025 compared to the same period in the prior year and was primarily a result of lower demand partially offset by increased price. The gross-to-net adjustment was 36% of gross revenue, or $2.3 million, for the three months ended March 31, 2025 compared to 53% of gross revenue, or $4.9 million, for the same period in the prior year. The improved gross-to-net percentage was primarily attributable to a decrease in rebates primarily related to a reduction in active contracts. As a result of lower demand being partially offset by improved gross-to-net percentage, net revenue from sales of V-Go decreased by $0.2 million, or 6%, for the three months ended March 31, 2025 compared to the same period in the prior year.

Collaborations and Services — Net revenue from collaborations and services increased by $4.5 million, or 18%, for the three months ended March 31, 2025 compared to the same period in the prior year. The increase in revenue was primarily attributable to increased product sold to UT. Royalty revenue from UT increased by $7.4 million, or 32%, for the three months ended March 31, 2025 due to UT's increase in net revenue from sales of Tyvaso DPI due to higher patient demand.

Commercial product gross profit

The following table provides a comparison of the commercial product gross profit categories for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Commercial product gross profit:
Commercial product sales	$18,973	$18,764	$209	1%
Less: Cost of goods sold	3,768	3,819	$(51)	(1%)
Commercial product gross profit:	$15,205	$14,945	$260	2%
Gross margin	80%	80%

Commercial product gross profit and gross margin remained consistent for the three months ended March 31, 2025 compared to the same period in the prior year. Cost of goods sold for Afrezza increased primarily as a result of higher sales volumes offset by lower cost of goods sold for V-Go, which was driven by lower production and sales volumes.

Expenses

The following table provides a comparison of the expense categories for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Expenses:
Cost of goods sold – commercial	$3,768	$3,819	$(51)	(1%)
Cost of revenue – collaborations and services	13,748	14,779	$(1,031)	(7%)
Research and development	11,022	10,013	$1,009	10%
Selling, general and administrative	25,014	22,329	$2,685	12%
Loss (gain) on foreign currency transaction	2,509	(1,399)	$3,908	*
Total expenses	$56,061	$49,541	$6,520	13%

_________________________

* Not meaningful

Cost of revenue – collaborations and services decreased by $1.0 million, or 7%, for the three months ended March 31, 2025 compared to the same period in the prior year. The decrease was primarily a result of producing Tyvaso DPI at volumes which result in efficiencies of scale at our Danbury, Connecticut facility.

Research and development expenses increased by $1.0 million, or 10%, for the three months ended March 31, 2025 compared to the same period in the prior year. The increase was primarily attributable to increased expenditures for development activities, including a Phase 3 clinical study for MNKD-101, clinical production scale up for MNKD-201, and personnel costs primarily due to additional headcount as a result of the Pulmatrix Transaction in the third quarter of 2024, which bolstered our research capabilities and capacity.

Selling, general and administrative expenses increased by $2.7 million, or 12%, for the three months ended March 31, 2025 compared to the same period in the prior year. The increase was primarily attributable to increases in headcount and personnel-related costs and increases in Afrezza promotional costs, partially offset by a loss of $1.2 million in the prior year period for estimated returns associated with sales of V-Go that pre-dated our acquisition of the product.

Loss on foreign currency transaction was $2.5 million for the three months ended March 31, 2025 compared to a gain of $1.4 million for the same period in the prior year due to fluctuations in Euro to U.S. dollar exchange rates. Under the Insulin Supply Agreement with Amphastar, payment obligations for future purchases are denominated in Euros. We are required to record the foreign currency transaction impact of the U.S. dollar to Euro exchange rate associated with the recognized gain or loss on purchase commitments.

Other Income (Expense)

The following table provides a comparison of the other income (expense) categories for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Interest income, net	$1,956	$3,434	$(1,478)	(43%)
Interest expense	(4,645)	(2,567)	$2,078	81%
Interest expense on liability for sale of future royalties	(3,577)	(4,248)	$(671)	(16%)
Interest expense on financing liability	(2,410)	(2,447)	$(37)	(2%)
Total other expense	$(8,676)	$(5,828)	$2,848	49%

Interest income, net, consisting of interest and accretion on investments net of amortization, decreased by $1.5 million for the three months ended March 31, 2025 compared to the same period in the prior year primarily due to a lower average balance on our securities portfolio and lower yields.

Interest expense increased by $2.1 million for the three months ended March 31, 2025 compared to the same period in the prior year. The increase was primarily attributed to the recognition of $4.4 million of interest expense related to our achievement of an Afrezza net sales milestone. See Note 14 – Commitments and Contingencies. The increase in interest expense was partially offset by a decrease in interest as a result of the following principal debt reductions that occurred in 2024: (i) the exchange of an aggregate principal amount of approximately $193.7 million of our senior convertible notes due March 2026 in December 2024, (ii) $28.3 million full repayment to MidCap under the MidCap credit facility in April 2024, and (iii) the discharge and termination of $8.8 million of the outstanding principal balance under the Mann Group convertible note in April 2024.

Interest expense on liability for sale of future royalties decreased by $0.7 million for the three months ended March 31, 2025 compared to the same period in the prior year. Interest consists of imputed interest and the amortization of debt issuance costs on the liability recorded in connection with the sale of 1% of our Tyvaso DPI royalties in December 2023. See Note 14 – Commitments and Contingencies.

Interest expense on financing liability was $2.4 million for the three months ended March 31, 2025 and 2024, and represented interest incurred on the sale lease-back transaction for our manufacturing facility in Danbury, Connecticut.

Non-GAAP Measures

To supplement our condensed consolidated financial statements presented under GAAP, we are presenting non-GAAP financial measures for net income and net income per share – basic. We are providing these non-GAAP financial measures, which are among the indicators management uses as a basis for evaluating our financial performance, to disclose additional information to facilitate the comparison of past and present operations. We believe that these non-GAAP financial measures, when considered together with our GAAP financial results, provide management and investors with an additional understanding of our business operating results, including underlying trends.

These non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable GAAP measures; should be read in conjunction with our condensed consolidated financial statements prepared in accordance with GAAP; have no standardized meaning prescribed by GAAP; and are not prepared under any comprehensive set of accounting rules or principles. In addition, from time to time in the future, there may be other items that we may exclude for purposes of our non-GAAP financial measures; and we may cease to exclude items that we have historically excluded for purposes of our non-GAAP financial measures. Likewise, we may determine to modify the nature of its adjustments to arrive at our non-GAAP financial measures. Because of the non-standardized definitions of non-GAAP financial measures, the non-GAAP financial measures as used by us in this Quarterly Report on Form 10-Q have limits in their usefulness to investors and may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by other companies.

The following table reconciles our financial measures for net income and net income per share ("EPS") for basic weighted average shares as reported in our condensed consolidated statements of operations to a non-GAAP presentation as adjusted by certain non-cash items identified below.

	Three Months Ended March 31,
	2025		2024
	Net Income	Basic EPS	Net Income	Basic EPS
	(In thousands except per share data)
GAAP reported net income	$13,158	$0.04	$10,630	$0.04
Non-GAAP adjustments:
Sold portion of royalty revenue (1)	(3,000)	(0.01)	(2,265)	(0.01)
Interest expense on liability for sale of future royalties	3,577	0.01	4,248	0.03
Stock compensation	5,385	0.02	3,885	0.01
Loss (gain) on foreign currency transaction	2,509	0.01	(1,399)	(0.01)
Non-GAAP adjusted net income	$21,629	$0.07	$15,099	$0.06
Weighted average shares used to compute net income per share – basic	303,481		270,356

_________________________

(1)
Represents the non-cash portion of the 1% royalty on net sales of Tyvaso DPI earned during the three months ended March 31, 2025 and 2024, which is remitted to the royalty purchaser and recognized as royalties from collaborations in our condensed consolidated statements of operations. Our royalties from collaborations during the three months ended March 31, 2025 and 2024 totaled $30.0 million and $22.7 million, respectively, of which $3.0 million and $2.3 million, respectively were remitted to the royalty purchaser.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our cash, cash equivalents, and investments. Our primary uses of cash include development of our product pipeline, manufacturing and marketing of Afrezza and V-Go, manufacturing Tyvaso DPI, selling, general and administrative expenses, and principal and interest payments on our financing liability and debt.

Historically, we have funded our operations primarily through the sale of equity and convertible debt securities, from the receipt of upfront and milestone payments from collaborations, from borrowings, from the sale of certain assets and from the sale of a portion of our future royalties that we receive from UT. More recently, sales of Afrezza and V-Go, and royalties and manufacturing revenue from UT, have become a more significant source of funding for our operations. In combination with our cash, cash equivalents and investments on hand, we believe that these sources of revenue, as well as the potential financing sources currently available to us, will allow us to meet our liquidity needs over the next 12 months and in the longer term.

As of March 31, 2025, we had $60.7 million in insulin purchase commitments and $36.3 million principal amount of outstanding senior convertible notes bearing interest at 2.50% and maturing on March 1, 2026, unless earlier converted, redeemed or repurchased by us. The senior convertible notes are convertible at an initial conversion price of approximately $5.21 per share of common stock. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the Indenture. With the repayment of the MidCap credit facility and the Mann Group convertible note in April 2024, our senior convertible notes are our only remaining notes outstanding. We may from time to time seek to retire or purchase our outstanding senior convertible notes, through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material.

In July 2013, we issued the Milestone Rights pursuant to the Milestone Rights Agreement to the Original Milestone Purchasers. The Milestone Rights were subsequently assigned the Milestone Purchasers. The Milestone Rights provide the Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones, $50.0 million of which remain payable as of March 31, 2025. See Note 14 – Commitments and Contingencies for further information related to the Milestone Rights.

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

In February 2018, we entered into the CF Sales Agreement with Cantor Fitzgerald, as sales agent, which was amended and restated in February 2025. Under the CF Sales Agreement, Cantor Fitzgerald may sell shares of our common stock by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. In February 2025, we filed a sales agreement prospectus under a registration statement on Form S-3 covering the sale of up to $200.0 million of our common stock through Cantor Fitzgerald under the CF Sales Agreement, of which $200.0 million remained available as of March 31, 2025.

During the three months ended March 31, 2025, we used $6.4 million of cash for our operating activities, which reflects our net income of $13.2 million increased by stock-based compensation of $5.4 million, offset by the sold portion of royalty revenue of $3.0 million and decreases for changes in operating assets and liabilities including a $17.1 million increase in accounts receivable and a decrease in liabilities for the recognition of $4.5 million in deferred revenue.

During the three months ended March 31, 2024, we generated $6.7 million of cash from our operating activities, which primarily consisted of $55.5 million in cash receipts from customers, in addition to non-cash revenue consisting of $3.5 million net recognition of revenue that was previously deferred and $2.3 million of revenue for the 1% sold portion of our royalties, partially offset by $16.8 million of cost of goods sold, $9.8 million of selling expenses, $7.8 million of costs for research and development, $6.7 million of general and administrative expenses, and $5.8 million of net cash paid for interest.

Cash provided by investing activities of $6.0 million for the three months ended March 31, 2025 was primarily due to the maturity of $50.4 million of debt securities, partially offset by the purchase of $44.0 million of debt securities.

Cash used in investing activities of $48.4 million for the three months ended March 31, 2024 was primarily due to the purchase of $68.4 million of debt securities and $2.4 million of property and equipment, partially offset by the maturity of $22.0 million of debt securities.

Cash provided by financing activities of $1.4 million for the three months ended March 31, 2025 was primarily due to $1.6 million of payments to taxing authorities from equity withheld upon vesting of RSUs and stock options.

Cash used in financing activities of $3.5 million for the three months ended March 31, 2024 was primarily due to principal payments on the MidCap credit facility of $5.0 million partially offset by $1.4 million in proceeds from the MPSPP.

Future Liquidity Needs

Although we have not generated net income or cash flows from operating activities on a consistent basis, we believe we will be able to meet our near-term liquidity needs based on our cash, cash equivalents and investments on hand, sales of Afrezza and V-Go, and royalties and manufacturing revenue from the production and sale of Tyvaso DPI as well as through debt or equity financing, if necessary, for our long-term liquidity needs. We expect to continue to incur expenditures for the foreseeable future in support of our manufacturing operations, sales and marketing costs for our products and development costs for other product candidates in our pipeline. As of March 31, 2025, we had capital resources comprised of cash, cash equivalents, short-term investments and long-term investments totaling $198.2 million, and total principal amount of outstanding borrowings of $36.3 million.

We believe our resources will be sufficient to fund our operations for at least the next 12 months from the date of issuance of our condensed consolidated financial statements included in Part I – Financial Statements (Unaudited).

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

Foreign Currency Exchange Risk

We incur and will continue to incur significant expenditures for insulin supply obligations under our Insulin Supply Agreement. Such obligations are denominated in Euros. At the end of each reporting period, the recognized gain or loss on purchase commitment is converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and the Euro. For the three months ended March 31, 2025, we realized a $2.5 million currency loss, which was reflected as loss on foreign currency transaction in the accompanying condensed consolidated statements of operations.

Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. If a change in the U.S. dollar to Euro exchange rate equal to 10% of the U.S. dollar to Euro exchange rate on March 31, 2025 were to have occurred, this change would have resulted in a foreign currency impact to our pre-tax income of approximately $6.1 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and our Chief Financial Officer have concluded, as of such date, that our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found immediately following the below summary, and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the SEC before making investment decisions regarding our common stock.

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
•
International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.
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

•
Changes in funding or staffing for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.

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

Manufacturing risks may adversely affect our ability to manufacture our products and Tyvaso DPI, which could reduce our gross margin and profitability.*

In our Danbury, Connecticut facility, we assemble the inhalers from their individual molded parts, formulate both the Afrezza and Tyvaso DPI inhalation powders, fill plastic cartridges with the powders, package the cartridges into secondary packaging and assemble the final kits. If and when needed, we also utilize a contract packager to assemble final kits for commercial sale.

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

Unlike Afrezza and Tyvaso DPI, which are assembled and formulated domestically, V-Go is wholly manufactured on our behalf by contract manufacturers located in China. Our contract manufacturer uses MannKind-owned custom-designed, semi-automated manufacturing equipment and production lines to meet our quality requirements. Separate contract manufacturers in China perform release testing, sterilization, inspection and packaging functions. As a result, our V-Go business is subject to risks associated with doing business in China, including:

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

In addition, the recent enactment of tariffs by the U.S. government, including a tariff on imported goods from China, along with the unpredictability of the rates, poses a significant risk to our V-Go business operations. We expect that such tariffs, if they remain in place or we are unable to obtain an exception, may increase the cost of goods for future orders of V-Go, which could adversely affect our profit margins. We stopped promoting V-Go in the fourth quarter of 2024 and expect that V-Go sales may decline in future periods as new technologies gain market share, making it hard to justify the incremental costs of on-shoring production at this time. We are actively monitoring the situation and exploring strategies to mitigate the risks, but there may be no way to sufficiently offset the negative impact of tariffs on our V-Go business. See also the risk factor titled “International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations, and growth prospects.”

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

In addition, materials sourced from suppliers located outside the United States have or may become subject to tariffs under U.S. trade policies. Although our current inventories of such materials are sufficient to meet our projected production levels for 2025, our manufacturing costs may be impacted by any prevailing tariffs on imports at the time such materials enter the United States. Components made domestically from imported materials, such as steel and aluminum, that are currently subject to tariffs are also expected to become more expensive in the future. These and any future tariffs will increase our cost of goods and decrease our operating margins.

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

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.*

We operate in a global economy, and our business depends on a global supply chain for the development, manufacturing, and distribution of our products, and for the advancement of our preclinical and clinical development programs. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty.

While we manufacture Afrezza and Tyvaso DPI in our Danbury, Connecticut facility, we source raw materials, chemicals, device components, and specialized equipment from international suppliers. In addition, V-Go is manufactured for us by contract manufacturers in China. Tariff policies, particularly those affecting China and pharmaceutical products, could materially increase our costs and reduce our profitability. Recent and potential future changes in international trade policies, particularly regarding U.S.-China trade relations and pharmaceutical-specific tariffs, present material risks to our operations and financial performance.

Recent policy discussions have included potential targeted tariffs or other trade measures specifically aimed at pharmaceutical products and ingredients as part of broader healthcare cost control or national security initiatives. Unlike consumer goods, pharmaceuticals face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly.

Our ability to pass increased costs to customers is limited by the structure of pharmaceutical and medical device pricing and reimbursement systems. Pricing for our products is established through annual or multi-year contracts with commercial, third-party payors and pharmacy benefit managers, customers, and group purchasing organizations, and reimbursement methodologies established by government programs, such as Medicare. These arrangements typically include fixed pricing terms that were negotiated prior to the implementation of the recently announced tariffs. As a result, and depending on the timing and scope of the implementation of these tariffs, cost increases due to tariffs may be difficult or impossible to pass through to customers until the next negotiation cycle, which could be up to 36 months away.

Current or future tariffs will also result in increased manufacturing expense, as well as research and development expenses, including with respect to increased costs associated with APIs, raw materials, laboratory equipment and research materials and components. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence and negatively impact our business, results of operations, financial condition and growth prospects.

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects.

Our royalty revenue and results of operations may also be adversely impacted if our marketing and collaboration partner, United Therapeutics, is adversely impacted by any of the factors described above.

In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this report.

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
•
the costs of developing and commercializing Afrezza;
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

We may incur losses and may not generate positive or sufficient cash flow from operations in the future which may have an adverse impact on our working capital, total assets and stockholders' equity and our ability to service all of our indebtedness and commitments.*

Our ability to achieve and sustain positive cash flow from operations and profitability depends heavily upon successfully commercializing our products, and although we had positive cash flows from operations and net income in the year ended December 31, 2024, we may not continue to generate positive cash flow from operations or be profitable in the future. In addition, we cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to make scheduled payments on our insulin purchase commitments and debt obligations. If our cash flows and capital resources are insufficient to fund our obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our obligations. In the past, we have had losses that have had, and we may in the future have losses that have, an adverse impact on our working capital, total assets and stockholders’ equity.

As of March 31, 2025, we had an accumulated deficit of $3.2 billion. The accumulated deficit has resulted principally from costs incurred in our R&D programs, the write-off of assets (including goodwill, inventory and property, plant and equipment) and general operating expenses. We expect to make substantial expenditures and may incur operating losses in the future in order to continue commercializing our products and to advance development of product candidates in our pipeline.

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

Changes in funding or staffing for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.*

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions or significant changes in staffing levels at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last decade, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

In both the United States and certain foreign jurisdictions, there has been a number of legislative and regulatory proposals in recent years to change the healthcare system in ways that could impact our ability to sell our products profitably. For example, the Patient Protection and Affordable Care Act ("PPACA"), enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers and continues to significantly affect the healthcare industry. There have been executive, judicial and congressional challenges and amendments to certain provisions of the PPACA. In addition, there have been proposed and enacted health reform initiatives affecting the PPACA. For example, the Inflation Reduction Act of 2022 ("IRA") extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025, eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program, and capped the out-of-pocket cost of insulin (including Afrezza) at $35 per month for Medicare recipients beginning in 2023. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges, other litigation, and the healthcare reform measures of the current administration will impact the PPACA.

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

The current administration is pursuing policies to reduce regulations and expenditures across government including at the U.S. Department of Health and Human Services ("HHS"), the FDA, the Centers for Medicare and Medicaid Services (“CMS”) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for MannKind’s business. These actions include directives to reduce agency workforce, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation (“CMMI”) to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan, directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program, and directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Finally, Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. We cannot predict which additional measures may be adopted or the impact of current and additional measures on the marketing, pricing and demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.

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
•
general economic, political or stock market conditions, such as inflation, tariffs, and other fiscal and trade policy changes, especially for emerging growth and pharmaceutical market sectors;
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

GENERAL RISK FACTORS

Unstable market, economic and geopolitical conditions may have serious adverse consequences on our business, financial condition and stock price.*

The global credit and financial markets have recently experienced extreme volatility and disruptions. These disruptions can result in severely diminished liquidity and credit availability, increase in inflation, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, currency fluctuations, actual or anticipated bank failures, tariffs and trade wars, higher inflation, or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Our portfolio of corporate and government bonds could also be adversely impacted. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our operations, growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn or rising inflation, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

10.1	Non-Employee Director Compensation Policy.

10.2#	Fifth Amendment to Commercial Supply Agreement, dated January 8, 2024, by and between MannKind and United Therapeutics Corporation.

10.3#	Sixth Amendment to Commercial Supply Agreement, dated December 2, 2024, by and between MannKind and United Therapeutics Corporation.

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

# Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2025	MANNKIND CORPORATION

	By:	/s/ MICHAEL E. CASTAGNA
Michael E. Castagna
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ CHRISTOPHER B. PRENTISS
Christopher B. Prentiss
Chief Financial Officer
(Principal Financial and Accounting Officer)