Form 10-Q
period 2025-06-30
MANNKIND CORP
filed 2025-08-06
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 25, 2025, there were 306,828,335 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

MANNKIND CORPORATION

Form 10-Q

For the Quarterly Period Ended June 30, 2025

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands except per share data)
Revenues:
Commercial product sales	$22,454	$20,780	$41,427	$39,544
Collaborations and services	22,845	26,014	52,221	50,862
Royalties	31,228	25,592	61,233	48,243
Total revenues	76,527	72,386	154,881	138,649
Expenses:
Cost of goods sold – commercial	4,607	5,605	8,375	9,424
Cost of revenue – collaborations and services	15,961	14,772	29,709	29,551
Research and development	13,675	11,816	24,697	21,829
Selling, general and administrative	31,622	24,112	56,636	46,441
Loss (gain) on foreign currency transaction	5,363	(529)	7,872	(1,928)
Total expenses	71,228	55,776	127,289	105,317
Income from operations	5,299	16,610	27,592	33,332
Other income (expense):
Interest income, net	1,832	3,177	3,788	6,611
Interest expense	(285)	(6,051)	(4,930)	(8,618)
Interest expense on liability for sale of future royalties	(3,473)	(4,383)	(7,050)	(8,631)
Interest expense on financing liability	(2,433)	(2,444)	(4,843)	(4,891)
Loss on settlement of debt	—	(7,050)	—	(7,050)
Loss on available-for-sale securities	—	(1,550)	—	(1,550)
Total other expense	(4,359)	(18,301)	(13,035)	(24,129)
Income (loss) before income tax expense	940	(1,691)	14,557	9,203
Income tax expense	272	323	731	587
Net income (loss)	$668	$(2,014)	$13,826	$8,616
Net income (loss) per share – basic	$0.00	$(0.01)	$0.05	$0.03
Weighted average shares used to compute net income (loss) per share – basic	304,954	273,056	304,222	271,706
Net income (loss) per share – diluted	$0.00	$(0.01)	$0.04	$0.03
Weighted average shares used to compute net income (loss) per share – diluted	311,484	273,056	312,381	279,358

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Net income (loss)	$668	$(2,014)	$13,826	$8,616
Other comprehensive income:
Unrealized gain on available-for-sale securities	83	—	148	—
Comprehensive income (loss)	$751	$(2,014)	$13,974	$8,616

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2025	December 31, 2024
	(In thousands except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$57,006	$46,339
Short-term investments	121,979	150,917
Accounts receivable, net	27,142	11,804
Inventory	28,491	27,886
Prepaid expenses and other current assets	44,409	31,360
Total current assets	279,027	268,306
Restricted cash	741	737
Long-term investments	22,240	5,482
Property and equipment, net	82,965	85,365
Goodwill	1,931	1,931
Other intangible assets	5,169	5,265
Other assets	19,624	26,757
Total assets	$411,697	$393,843

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$10,257	$6,792
Accrued expenses and other current liabilities	30,915	40,293
Senior convertible notes – current	36,166	—
Liability for sale of future royalties – current	13,344	12,283
Financing liability – current	10,190	10,062
Deferred revenue – current	10,954	12,407
Total current liabilities	111,826	81,837
Liability for sale of future royalties – long term	137,230	137,362
Financing liability – long term	93,476	93,877
Deferred revenue – long term	45,472	51,160
Recognized loss on purchase commitments – long term	66,076	58,204
Operating lease liability	10,656	11,645
Milestone liabilities	2,003	2,523
Senior convertible notes	—	36,051
Total liabilities	466,739	472,659
Commitments and contingencies (Note 14)
Stockholders' deficit:
Undesignated preferred stock, $0.01 par value – 10,000,000 shares authorized; no shares issued or outstanding as of June 30, 2025 or December 31, 2024	—	—
Common stock, $0.01 par value – 800,000,000 shares authorized; 306,332,133 and 302,959,782 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	3,063	3,029
Additional paid-in capital	3,128,631	3,118,865
Accumulated other comprehensive income	1,257	1,109
Accumulated deficit	(3,187,993)	(3,201,819)
Total stockholders' deficit	(55,042)	(78,816)
Total liabilities and stockholders' deficit	$411,697	$393,843

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	(In thousands)
BALANCE, JANUARY 1, 2024	270,034	$2,700	$2,980,539	$—	$(3,229,407)	$(246,168)
Issuance of common stock from market price stock purchase plan	416	—	1,361	—	—	1,361
Net issuance of common stock associated with stock options and restricted stock units	337	3	263	—	—	266
Issuance of common stock pursuant to conversion of the Mann Group convertible note interest	15	—	56	—	—	56
Stock-based compensation expense	—	—	3,885	—	—	3,885
Net income	—	—	—	—	10,630	10,630
BALANCE, MARCH 31, 2024	270,802	$2,703	$2,986,104	$—	$(3,218,777)	$(229,970)
Net issuance of common stock associated with stock options and restricted stock units	1,855	19	(4,952)	—	—	(4,933)
Issuance of common stock pursuant to conversion of the Mann Group convertible note principal and interest	1,500	15	3,735	—	—	3,750
Issuance of common stock under employee stock purchase plan	310	3	956	—	—	959
Stock-based compensation expense	—	—	6,428	—	—	6,428
Net loss	—	—	—	—	(2,014)	(2,014)
BALANCE, JUNE 30, 2024	274,467	$2,740	$2,992,271	$—	$(3,220,791)	$(225,780)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	(In thousands)
BALANCE, JANUARY 1, 2025	302,960	$3,029	$3,118,865	$1,109	$(3,201,819)	$(78,816)
Net issuance of common stock associated with stock options and restricted stock units	959	10	1,580	—	—	1,590
Stock-based compensation expense	—	—	5,385	—	—	5,385
Unrealized loss on available-for-sale securities	—	—	—	65	—	65
Net income	—	—	—	—	13,158	13,158
BALANCE, MARCH 31, 2025	303,919	$3,039	$3,125,830	$1,174	$(3,188,661)	$(58,618)
Net issuance of common stock associated with stock options and restricted stock units	2,040	20	(6,003)	—	—	(5,983)
Issuance of common stock under employee stock purchase plan	299	3	948	—	—	951
Issuance of common stock from market price stock purchase plan	74	1	336	—	—	337
Stock-based compensation expense	—	—	7,520	—	—	7,520
Unrealized gain on available-for-sale securities	—	—	—	83	—	83
Net income	—	—	—	—	668	668
BALANCE, JUNE 30, 2025	306,332	$3,063	$3,128,631	$1,257	$(3,187,993)	$(55,042)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2025	2024
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,826	$8,616
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	12,905	10,313
Depreciation and amortization	4,193	3,092
Loss on settlement of debt	—	7,050
Loss (gain) on foreign currency transaction	7,872	(1,928)
Write-off of inventory	5,058	1,618
Amortization of right-of-use assets	1,075	647
Amortization of debt discount and issuance costs	218	916
Interest on liability for sale of future royalties	7,052	8,631
Sold portion of royalty revenue	(6,123)	(4,824)
Net accretion of investments	(1,678)	(2,109)
Loss on available-for-sale securities	—	1,550
Loss on estimated returns of acquired product	—	1,444
Interest on Mann Group convertible note	—	56
Other, net	—	49
Changes in operating assets and liabilities:
Accounts receivable, net	(15,338)	(8,890)
Inventory	(5,663)	2,174
Prepaid expenses and other current assets	(5,371)	(5,294)
Other assets	(1,525)	(2,209)
Accounts payable	3,465	(24)
Accrued expenses and other current liabilities	(9,333)	(1,763)
Deferred revenue	(7,141)	(5,343)
Recognized loss on purchase commitments	—	(2,690)
Operating lease liabilities	(919)	(546)
Net cash provided by operating activities	2,573	10,536
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale securities	101,792	—
Purchase of available-for-sale securities	(88,127)	—
Purchase of property and equipment	(1,447)	(5,380)
Purchase of held-to-maturity securities	—	(187,447)
Proceeds from maturities of held-to-maturity securities	—	88,814
Proceeds from insurance claim	—	396
Net cash provided by (used in) investing activities	12,218	(103,617)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for taxes related to net issuance of common stock associated with restricted stock units and stock options	(4,393)	(4,667)
Principal payments on financing liability	(376)	(203)
Proceeds from market price stock purchase plan and employee stock purchase plan	1,288	2,320
Milestone payment	(639)	—
Principal payments on financing lease liability	—	(3)
Principal and early extinguishment payments on MidCap credit facility	—	(36,617)
Principal and early extinguishment payments on Mann Group convertible note	—	(8,854)
Net cash used in financing activities	(4,120)	(48,024)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	10,671	(141,105)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	47,076	238,480
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$57,747	$97,375

	Six Months Ended June 30,
	2025	2024
	(In thousands)
SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid in cash	$5,569	$8,324
Income taxes paid in cash	1,076	1,725
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payments of Mann Group principal and interest through common stock issuances	—	3,806
Amortization of liability for sale of future royalties	814	1,589
Non-cash construction-in-progress, property and equipment	250	1,404
Addition of right-of-use-asset and lease liability	—	226

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

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three and six months ended June 30, 2025 may not be indicative of the results that may be expected for the full year.

Financial Statement Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Actual results could differ from those estimates or assumptions. Management considers many factors in selecting appropriate financial accounting policies and in developing the estimates and assumptions that are used in the preparation of the financial statements. Management must apply significant judgment in this process. These effects could have a material impact on the estimates and assumptions used in the preparation of the condensed consolidated financial statements. The more significant estimates include revenue recognition, including gross-to-net adjustments, stand-alone selling price considerations for recognition of collaboration revenue, clinical trial expenses, inventory costing, stock-based compensation, the determination of the provision for income taxes and corresponding deferred tax assets and liabilities, the valuation allowance recorded against net deferred tax assets, and expected cash flows from royalties received in connection with United Therapeutics' ("UT's") net revenue for the sale of Tyvaso DPI.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues	2025	2024	2025	2024
Afrezza	$18,329	$16,289	$33,216	$30,727
V-Go	4,125	4,491	8,211	8,817
Collaborations and services	22,845	26,014	52,221	50,862
Royalties	31,228	25,592	61,233	48,243
Total revenues	76,527	72,386	154,881	138,649
Less significant segment expenses (income):
Cost of goods sold – commercial	4,607	5,605	8,375	9,424
Cost of revenue – collaborations and services	15,961	14,772	29,709	29,551
Research and development	13,675	11,816	24,697	21,829
Selling	14,878	11,495	28,641	23,096
General and administrative	16,744	12,617	27,995	23,345
Interest income, net	(1,832)	(3,177)	(3,788)	(6,611)
Interest expense, net	6,191	12,878	16,823	22,140
Loss on settlement of debt	—	7,050	—	7,050
Other segment items(1)	5,635	1,344	8,603	209
Consolidated net income (loss)	$668	$(2,014)	$13,826	$8,616

_________________________

(1) Includes loss (gain) on foreign currency transaction, loss on available-for-sale securities and income tax expense.

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

Revenue Recognition — Collaborations and Services — The Company enters into licensing, research or other agreements under which the Company licenses certain rights to its product candidates to third parties, conducts research or provides other services to third parties. The terms of these arrangements may include but are not limited to payment to the Company of one or more of the following: up-front license fees; development, regulatory, and commercial milestone payments; payments for commercial manufacturing and clinical supply services the Company provides; and royalties on net sales of licensed products and sublicenses of the rights. As part of the accounting for these arrangements, the Company must develop assumptions that require judgment such as determining the performance obligation in the contract and determining the stand-alone selling price for each performance obligation identified in the contract. With respect to the Company's significant collaboration and service agreement with UT that includes a long-term commercial supply agreement (as amended, the “CSA”), the Company identified three distinct performance obligations: (1) the license, supply of product to be used in clinical development, and continued development and approval support for Tyvaso DPI (“R&D Services and License”); (2) development activities for the next generation of the product (“Next-Gen R&D Services”); and (3) a material right associated with current and future manufacturing and supply of product (“Manufacturing Services”). Pre-production activities under the CSA, such as facility expansion services and other administrative services, were considered bundled services under the Manufacturing Services performance obligation as required by ASC 606, which were recorded as deferred revenue. Following the FDA’s approval of Tyvaso DPI, UT began issuing purchase orders for the supply of product, which represents distinct contracts and performance obligations under ASC 606. Revenue is recognized for the supply of product at a point in time, once control is transferred to UT, and deferred revenue is recognized as product is delivered over the CSA term based on the estimate of measurement in progress. See Note 9 – Collaborations, Licensing and Other Arrangements.

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

Whenever the Company determines that an arrangement should be accounted for over time, the Company determines the period over which the performance obligations will be performed, and revenue will be recognized over the period the Company is expected to complete its performance obligations. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company is expected to complete its performance obligations under an arrangement, including estimating future revenue to be earned over the CSA contract term to determine the amount of deferred revenue to be recognized in the period.

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

For collaboration agreements that allow collaboration partners to select additional optioned products or services, the Company evaluates whether such options contain material rights (i.e., have exercise prices that are discounted compared to what the Company would charge for a similar product or service to a new collaboration partner). The exercise price of these options includes a combination of licensing fees, event-based milestone payments and royalties. When these amounts in aggregate are not offered at a discount that exceeds discounts available to other customers, the Company concludes the option does not contain a material right, and therefore is not included in the transaction price at contract inception. The Company assessed the long-term commercial supply agreement with UT (as amended, the "CSA") and determined that a material right existed for the manufacturing services performance obligation. The transaction price is allocated to the material right as well as the remaining performance obligations in accordance with ASC 606. The Company also evaluates grants of additional licensing rights upon option exercises to determine whether such should be accounted for as separate contracts. Any changes in transaction price is assessed by management as follows:

•
To the extent the change in estimated variable consideration relates to performance obligations that have been partially or fully satisfied, the effect of the change is recognized as an adjustment to revenue in the period of the change. This adjustment is recorded on a cumulative catch-up basis, reflecting the amount of revenue that would have been recognized if the revised estimate had been used since contract inception.
•
To the extent the change in estimated variable consideration relates to performance obligations that have not yet been satisfied, the effect of the change is recognized prospectively over the remaining performance period.

Revenue Recognition — Royalties — The Company recognizes royalty revenue for a sales-based or usage-based royalty if it is promised in exchange for an intellectual property license. The royalty revenue is recognized as of the later of the subsequent sale of the product occurs or if the performance obligation to which the royalty has been allocated has been satisfied or partially satisfied. The Company’s UT License Agreement (as defined in Note 9 – Collaborations, Licensing and Other Arrangements) entitles it to receive a 10% royalty on net sales of Tyvaso DPI for the license of the Company’s IP that was considered to be interdependent with the development activities that supported the approval of Tyvaso DPI. Although the Company recognizes a 10% royalty on net revenue from the sale of Tyvaso DPI as revenue, it only collects 9% of future royalties due to its sale in December 2023 of 1% of future royalties as detailed in Note 14 – Commitments and Contingencies.

The Company’s net revenue as shown on the condensed consolidated statement of operations is comprised of revenue generated from product sales, services and royalties as shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue:
Product revenue (1)	$44,678	$46,758	$92,469	$89,986
Services (2)	621	36	1,179	420
Royalties (3)	31,228	25,592	61,233	48,243
Total net revenue	$76,527	$72,386	$154,881	$138,649

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

Cost of Goods Sold — Commercial - Cost of goods sold- commercial is associated with the product revenue for Afrezza and V-Go and includes material, labor costs and manufacturing overhead. These costs, in addition to the impact of the revaluation of inventory for standard costing, and write-offs of inventory are recorded as expenses in the period in which they are incurred, rather than as a portion of inventory costs. Cost of goods sold excludes the cost of insulin purchased under the Company’s Insulin Supply Agreement (the “Insulin Supply Agreement”) with Amphastar Pharmaceuticals, Inc. (“Amphastar”). The Company incurs a quarterly capacity fee through its agreement with Amphastar which is included in cost of goods sold. See Note 14 - Commitments and Contingencies for additional information on this agreement. All insulin inventory on hand was written off and the full purchase commitment contract to purchase future insulin was accrued as a recognized loss on purchase commitments in prior years.

Cost of Revenues — Collaborations and Services — Cost of revenues for collaborations and services is primarily associated with product revenue for Tyvaso DPI and includes material, labor cost and manufacturing overhead. These costs, in addition to the write-offs of inventory are recorded as expenses in the period in which they are incurred, rather than as a portion of inventory costs. Cost of revenues for collaborations and services also includes the cost of product development.

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

Cash, Cash Equivalents and Restricted Cash — The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase, that are readily convertible into cash to be cash equivalents. As of June 30, 2025 and December 31, 2024, cash equivalents were comprised of interest-bearing money market funds, U.S. Treasury securities, corporate bonds and commercial paper with original maturities of 90 days or less from the date of purchase.

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

Milestone Rights Liability — In July 2013, in conjunction with the execution of a now repaid loan agreement with Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (collectively, “Deerfield”), the Company entered into a Milestone Rights Purchase Agreement (the “Milestone Rights Agreement”) pursuant to which the Company issued certain milestone rights to Deerfield Private Design Fund II, L.P. and Horizon Santé FLML SÀRL (the “Original Milestone Purchasers”). The foregoing milestone rights provided the Original Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and Afrezza sales milestones, $45.0 million of which remains payable as of June 30, 2025 upon achievement of such milestones (collectively, the “Milestone Rights”). In December 2021, the Milestone Rights were purchased by Barings Global Special Situations Credit Fund 4 (Delaware), L.P. and Barings Global Special Situations Credit 4 (LUX) S.ar.l. (together, the “Milestone Purchasers”). As a result, the Milestone Purchasers have assumed the obligations of the Original Milestone Purchasers and are now entitled to all rights under the Milestone Rights Agreement. The Milestone Rights liability is reported at fair value at the date of the agreement which is periodically offset against payments. See Note 10 – Fair Value of Financial Instruments.

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

Stock-Based Compensation — Share-based payments to employees, including grants of restricted stock units (“RSUs”), performance-based non-qualified stock options awards (“PNQs”), performance-based restricted stock units ("Performance RSUs"), restricted stock units with market conditions (“Market RSUs”), options and the compensatory elements of employee stock purchase plans, are recognized in the condensed consolidated statements of operations based upon the fair value of the awards at the grant date. RSUs are valued based on the market price on the grant date. Market RSUs are valued using a Monte Carlo valuation model and RSUs with performance conditions are evaluated for the probability that the performance conditions will be met and estimates the date at which the performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period. The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options and the compensatory elements of employee stock purchase plans. See Note 13 – Stock-Based Compensation Expense.

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

The contractual maturities of the Investments are summarized below (in thousands):

	June 30, 2025		December 31, 2024
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Due in one year or less(1)	$144,549	$144,531	$165,466	$165,662
Due after one year through five years	22,234	22,240	5,498	5,482
Total	$166,783	$166,771	$170,964	$171,144

___________________________

(1)
The investments due in one year or less include cash equivalents of $22.6 million as of June 30, 2025 and $14.7 million as of December 31, 2024.

The fair value of the Investments are disclosed below (dollars in thousands):

	June 30, 2025
Available-for-Sale Investments	Investment Level	Amortized Cost (Carrying Value)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Money market funds and other	Level 1	$22,552	$—	$—	$22,552
Commercial bonds and paper	Level 2	52,818	25	(21)	52,822
U.S. Treasury securities	Level 2	91,413	22	(38)	91,397
Total cash equivalents and investments		166,783	47	(59)	166,771
Less: cash equivalents		(22,552)	—	—	(22,552)
Total Investments		$144,231	$47	$(59)	$144,219

	December 31, 2024
Available-for-Sale Investments	Investment Level	Amortized Cost (Carrying Value)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Money market funds	Level 1	$14,745	$—	$—	$14,745
Commercial bonds and paper	Level 2	44,145	49	(24)	44,170
U.S. Treasury securities	Level 2	112,074	184	(29)	112,229
Total cash equivalents and investments		170,964	233	(53)	171,144
Less: cash equivalents		(14,745)	—	—	(14,745)
Total Investments		$156,219	$233	$(53)	$156,399

As of June 30, 2025 and December 31, 2024, there was $0.9 million and $1.0 million, respectively, of accrued interest receivable on investments which is included in prepaid expense and other current assets in our condensed consolidated balance sheets.

Available-for-Sale Investment — Thirona — In June 2021, the Company purchased a $3.0 million convertible promissory note issued by Thirona. In January 2022, the Company purchased an additional $5.0 million convertible promissory note issued by Thirona (the "Thirona convertible notes"). The Thirona convertible notes are general unsecured obligations of Thirona and initially accrued interest at a rate of 6% per annum. Unless earlier converted into conversion shares pursuant to the note purchase agreement, the aggregate principal of $8.0 million and accrued interest shall be due and payable by Thirona on demand by the Company at any time after the maturity date. The Thirona convertible notes were amended in February 2023 to extend the maturity date from December 31, 2022 to June 30, 2024, and again on June 27, 2024 to extend the maturity date to June 30, 2026 and increase the interest rate to 10% per annum. The Thirona convertible notes were included in prepaid expense and other current assets as of June 30, 2025 and December 31, 2024 in the condensed consolidated balance sheets.

The Company evaluates the fair value of its investment in Thirona by applying a scenario based model with hypothetical yield of 38.0% and 28.0%, and volatility of 70.0% as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, the fair value of the Company's investment in Thirona was $6.6 million and $6.3 million, respectively. For the three and six months ended June 30, 2025, the Company recorded an unrealized holding gain of $0.2 million and $0.3 million, respectively. For the three and six months ended June 30, 2024, the Company recognized a loss of $1.6 million on its investment in Thirona as a result of modification of the Thirona convertible notes. No interest income on the Company's investment in Thirona was recognized for the three and six months ended June 30, 2025 or 2024.

3. Accounts Receivable

Accounts receivable, net consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Accounts receivable – commercial
Accounts receivable, gross	$17,462	$22,879
Wholesaler distribution fees and prompt pay discounts	(2,623)	(4,186)
Reserve for returns	(10,388)	(8,858)
Total accounts receivable – commercial, net	4,451	9,835
Accounts receivable – collaborations and services(1)	22,691	1,969
Total accounts receivable, net	$27,142	$11,804

___________________________

(1)
The balance as of December 31, 2024 includes the $1.1 million regulatory milestone payment receivable from Cipla. See Note 9 – Collaborations, Licensing and Other Arrangements – Cipla License and Distribution Agreement.

As of June 30, 2025, the Company had three wholesale distributors representing approximately 86% of commercial accounts receivable and approximately 72% and 74% of gross sales during the three and six months ended June 30, 2025, respectively.

As of June 30, 2025, there was no allowance for credit losses for collaborations and services accounts receivable. The Company had one collaboration partner, UT, that comprised 98% of the collaboration and services net accounts receivable as of June 30, 2025 and approximately 97% and 98% of gross revenue from collaborations and services for the three and six months ended June 30, 2025, respectively.

4. Inventories

Inventories consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$7,306	$6,184
Work-in-process	12,278	10,661
Finished goods	8,907	11,041
Total inventory	$28,491	$27,886

Work-in-process and finished goods as of June 30, 2025 and December 31, 2024 include conversion costs and exclude the cost of insulin. All insulin inventory on hand was written off in prior years and the projected loss on the purchase commitment contract to purchase future insulin was accrued. See Note 14 – Commitments and Contingencies under Contingencies — Commitments. Raw materials inventory included $0.8 million of pre-launch inventory as of June 30, 2025 and December 31, 2024, which consisted of FDKP received in November 2019.

The Company analyzed its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value. The Company also performed an assessment of projected sales and evaluated the lower of cost or net realizable value and the potential excess inventory on hand as of June 30, 2025 and December 31, 2024. Inventory that did not meet acceptable standards or was forecasted to become obsolete due to expiration is reserved for inventory obsolescence in the condensed consolidated balance sheets and recognized as costs of goods sold in the condensed consolidated statements of operations. As a result of these assessments, there were inventory write-offs of $4.6 million and $5.1 million for the three and six months ended June 30, 2025, respectively, and $0.6 million and $1.6 million for the three and six months ended June 30, 2024, respectively.

5. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Life (Years)	June 30, 2025	December 31, 2024
Land	—	$875	$875
Buildings	39-40	17,389	17,389
Building improvements	5-40	90,813	90,813
Machinery and equipment	3-15	66,611	64,879
Furniture, fixtures and office equipment	5-10	3,122	3,122
Computer equipment and software	3	8,814	8,814
Construction in progress	—	6,056	6,149
		193,680	192,041
Less accumulated depreciation		(110,715)	(106,676)
Total property and equipment, net		$82,965	$85,365

Depreciation expense related to property and equipment was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation Expense	$2,039	$1,711	$4,097	$3,052

During the three and six months ended June 30, 2025 and 2024, the Company retired $0.1 million of manufacturing equipment, as it was no longer in service. The net book value for the disposed assets was de minimis.

6. Goodwill and Other Intangible Assets

Goodwill — Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The balance of goodwill was $1.9 million as of June 30, 2025 and December 31, 2024 as a result of the Company's acquisition of V-Go in May 2022. Goodwill is tested at least annually for impairment by assessing qualitative factors in determining whether it is more likely than not that the fair value of net assets is below their carrying amounts. See Note 1 – Description of Business and Significant Accounting Policies.

Other Intangible Assets — Other intangible assets consisted of the following (dollars in thousands):

	Estimated	June 30, 2025			December 31, 2024
	Useful Life (Years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Developed technology	7.5	$1,200	$(331)	$869	$1,200	$(235)	$965
iSPERSE License – IPR&D	—	4,300	—	4,300	4,300	—	4,300
Total		$5,500	$(331)	$5,169	$5,500	$(235)	$5,265

Amortization expense related to the developed technology was de minimis for the three and six months ended June 30, 2025 and 2024. The estimated annual amortization expense for the developed technology will be approximately $0.2 million per year for the years ended December 31, 2025 through 2029.

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

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	June 30, 2025	December 31, 2024
Salary and related expenses	$13,448	$20,570
Discounts and allowances for commercial product sales	7,766	9,393
Accrued interest	303	303
Deferred lease liability	2,067	2,423
Current portion of milestone rights liability(1)	520	639
Professional fees	1,990	1,311
Returns reserve for acquired product(2)	297	804
Other	4,524	4,850
Accrued expenses and other current liabilities	$30,915	$40,293

__________________________

(1)
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

The Company’s net proceeds from the March 2021 offering were approximately $222.7 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by the Company. As of June 30, 2025 and December 31, 2024, the unamortized debt issuance cost was $0.2 million and $0.3 million, respectively.

The maturities of the Company’s borrowings as of June 30, 2025 are as follows (in thousands):

Amounts
2025	$—
2026	36,319
Total principal payments	36,319
Debt issuance costs	(153)
Total debt	$36,166

Amortization of debt issuance costs and debt discounts related to borrowings were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization of debt issuance cost	$57	$363	$115	$726
Amortization of debt discount (1)	—	—	—	85

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

9. Collaborations, Licensing and Other Arrangements

Revenue from collaborations and services were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
UT CSA(1)	$22,224	$25,978	$51,042	$50,442
Amphastar co-promotion agreement	500	—	1,000	—
Cipla License and Distribution Agreement	37	36	73	73
Other	84	—	106	—
UT License Agreement	—	—	—	347
Total revenue from collaborations and services	$22,845	$26,014	$52,221	$50,862

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

Total revenue from UT was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue from UT
Royalties(1)	$31,228	$25,592	$61,233	$48,243
UT CSA	22,224	25,978	51,042	50,442
UT License Agreement	—	—	—	347
Total revenue from UT	$53,452	$51,570	$112,275	$99,032

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

The activities and deliverables under the CSA and UT License Agreement resulted in distinct performance obligations which include the: (1) R&D Services and License, (2) Next-Gen R&D Services, and (3) Manufacturing Services. The revenue recognized under the CSA for manufacturing services is comprised of the sale of product to UT, recognition of previously deferred revenue, as well as reimbursements from other agreements for individual performance obligations. The portion of revenue related to each deliverable included in UT CSA revenue (in thousands) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
UT CSA Revenue
Sale of product(1)	$18,704	21,400	43,818	42,943
Recognition of previously deferred revenue	2,654	3,611	6,066	6,088
Other agreements	866	967	1,158	1,411
Total UT CSA revenue	$22,224	$25,978	$51,042	$50,442

_________________________

(1)
Sale of product included revenue related to fully reimbursable costs associated with product sales and other miscellaneous charges of $1.2 million and $2.9 million for the three and six months ended June 30, 2024, and none in 2025.

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

During 2024, the Company also entered into additional agreements for individual performance obligations which are accounted for separately as they are distinct from Manufacturing Services and offered at a standalone selling price, for which we received revenue of $0.9 and $1.2 million for the three and six months ended June 30, 2025 and $1.0 million and $1.4 million for the three and six months ended June 30, 2024, respectively. Revenue is recognized at a point in time as services are rendered.

Also during 2024, the Company fully recognized the Next-Gen R&D Services performance obligation and the pre-production activities under the CSA, such as facility expansion services that were bundled services under the Manufacturing Services performance obligation.

As of June 30, 2025, deferred revenue from UT consisted of $55.4 million, of which $10.9 million was classified as current and $44.5 million was classified as long-term on the condensed consolidated balance sheet. As of December 31, 2024, deferred revenue consisted of $62.4 million, of which $12.3 million was classified as current and $50.1 million was classified as long-term on the condensed consolidated balance sheet. The deferred revenue balance included $55.3 million and $61.3 million of UT funded pre-production activities under the CSA, such as facility expansion services and other administrative services as of June 30, 2025 and December 31, 2024, respectively. The Company determined that the deferred revenue should be combined with the Manufacturing Services performance obligation and relates solely to a single partially satisfied performance obligation pursuant to the CSA which will be recognized as product is delivered over the CSA term based on the measurement of progress.

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

Cipla License and Distribution Agreement — In May 2018, the Company and Cipla Ltd. (“Cipla”) entered into an exclusive agreement for the marketing and distribution of Afrezza in India and the Company received a $2.2 million nonrefundable license fee. Under the terms of the agreement, Cipla is responsible for obtaining regulatory approvals to distribute Afrezza in India and for all marketing and sales activities of Afrezza in India. The Company is responsible for supplying Afrezza to Cipla. The Company is entitled to an additional regulatory milestone payment, minimum purchase commitment revenue and royalties on Afrezza sales in India once cumulative gross sales have reached a specified threshold. In December 2024, the Central Drugs Standard Control Organisation ("CDSCO") in India approved Afrezza for adults and, accordingly, the Company was entitled to the regulatory milestone payment from Cipla totaling $1.1 million, which was recognized as revenue from collaborations and services in the year ended December 31, 2024. The Company expects to ship product once Cipla obtains the registration certificate and import license.

The initial $2.2 million nonrefundable licensing fee was recorded in deferred revenue and is being recognized in net revenue – collaborations over 15 years, representing the estimated period to satisfy the performance obligation.

As of June 30, 2025, the deferred revenue balance for Cipla was $1.1 million, of which $0.1 million was classified as current and $1.0 million was classified as long term in the condensed consolidated balance sheets. As of December 31, 2024, the deferred revenue balance was $1.2 million, of which $0.1 million was classified as current and $1.1 million was classified as long term in the condensed consolidated balance sheets.

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

The Company identified a single performance obligation that the Company will satisfy over time. The total transaction price of $2.5 million is considered fixed consideration of which $0.5 million and $1.0 million was recognized as revenue from collaborations and services in our condensed consolidated statement of operations in the three and six months ended June 30, 2025, respectively. The remaining $1.0 million will be recognized based on the measurement of progress as the performance obligation is satisfied through December 2025.

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

Financial Liabilities — The following tables set forth the fair value of the Company’s financial instruments (Level 3 in the fair value hierarchy) (in millions):

	June 30, 2025
		Fair Value
	Carrying Value	Significant Unobservable Inputs (Level 3)
Financial liabilities:
Senior convertible notes(1)	$36.2	$36.0
Milestone rights(2)	2.5	16.5
Financing liability(3)	103.7	116.8
Liability for sale of future royalties(4)	150.6	157.8

_________________________

(1)
Fair value was determined by applying a discounted cash flow analysis to the straight note with a hypothetical yield of 7.0%, volatility of 36.8% and a Monte Carlo simulation for the value of the conversion feature. A change in yield of + or – 2% would result in a fair value of $35.6 million and $36.5 million, respectively.
(2)
Fair value was determined by applying a Monte Carlo simulation method for the calculation of the potential payment and the Geometric Brownian Motion forecasting model to estimate the underlying revenue. Market based inputs and other Level 3 inputs were used to forecast future revenue. The key inputs used included a risk-free rate of 3.9%, dividend yield of 0%, volatility of 45.0%, period of 6.5 years and credit risk of 11%.
(3)
Fair value was determined by applying a discounted cash flow analysis with a hypothetical yield of 8.0%. A change in yield of + or – 2% would result in a fair value of $102.8 million and $133.9 million, respectively.
(4)
Fair value was determined by applying a discounted cash flow analysis with a hypothetical yield of 9.0%. A change in yield of + or – 2% would result in a fair value of $139.5 million and $180.4 million, respectively.

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

11. Common and Preferred Stock

The Company is authorized to issue 800,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series as designated by the Company’s board of directors. No other class of capital stock is authorized. As of June 30, 2025 and December 31, 2024, 306,332,133 and 302,959,782 shares of common stock, respectively, were issued and outstanding and no shares of preferred stock were outstanding.

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

During the six months ended June 30, 2025, the Company received $0.3 million from the market price stock purchase plan ("MPSPP") for 73,929 shares of common stock. During the six months ended June 30, 2024, the Company received $1.4 million from the MPSPP for 416,099 shares of common stock.

For shares of common stock issued pursuant to the Company's 2004 employee stock purchase plan ("ESPP"), see Note 13 – Stock-Based Compensation Expense.

12. Earnings per Common Share

The following tables summarize the components of the basic and diluted EPS computations (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
EPS – basic:
Net income (loss) (numerator)	$668	$(2,014)	$13,826	$8,616
Weighted average common shares (denominator)	304,954	273,056	304,222	271,706
Net income (loss) per share	$0.00	$(0.01)	$0.05	$0.03
EPS – diluted:
Net income (loss) (numerator)	$668	$(2,014)	$13,826	$8,616

Weighted average common shares	304,954	273,056	304,222	271,706
Effect of dilutive securities – common shares issuable	6,530	—	8,159	7,652
Adjusted weighted average common shares (denominator)	311,484	273,056	312,381	279,358
Net income (loss) per share	$0.00	$(0.01)	$0.04	$0.03

For the three months ended June 30, 2025, diluted net income per share excluded the weighted average effect of 6.3 million shares of common stock underlying RSUs and Market and Performance RSUs, 1.0 million shares of common stock underlying options and PNQs and 7.0 million common shares issuable upon conversion of our senior convertible notes as they were antidilutive.

For the six months ended June 30, 2025, diluted net income per share excluded the weighted average effect of 3.3 million shares of common stock underlying RSUs and Market and Performance RSUs, 0.3 million shares of common stock underlying options and PNQs and 7.0 million common shares issuable upon conversion of our senior convertible notes as they were antidilutive.

For the three months ended June 30, 2024, diluted net income per share excluded the weighted average effect of 16.8 million shares of common stock underlying RSUs and Market and Performance RSUs, 7.9 million shares of common stock underlying options and PNQs and 44.1 million common shares issuable upon conversion of our senior convertible notes as they were antidilutive. Market RSUs issued in 2021, 2022 and 2023 are included at the share delivery of 194%, 178% and 100%, respectively, in accordance with a valuation assessment obtained as of June 30, 2024.

For the six months ended June 30, 2024, diluted net income per share excluded the weighted average effect of 7.8 million shares of common stock underlying RSUs and Market RSUs, 1.9 million shares of common stock underlying options and PNQs and 44.1 million common shares issuable upon conversion of our senior convertible notes as they were antidilutive.

13. Stock-Based Compensation Expense

The Company granted the following awards (in shares):

	Three Months Ended March 31,		Three Months Ended June 30,
	2025		2025
Employee awards:
RSUs	767,353	(1)	1,695,403	(2)
Market RSUs	—		1,715,000	(3)
Performance RSUs	—		1,000,000	(4)
Non-employee director RSUs	—		443,974	(5)
Total awards issued	767,353		4,854,377

_________________________

(1)
RSUs had a weighted average grant date fair value of $5.26 per share, of which 263,160 RSUs had a vesting period of 33.3% annually over the second, third, and fourth anniversary of the vesting determination date and 504,193 RSUs had a vesting period of 25% annually over four years.
(2)
RSUs had a weighted average grant date fair value of $4.72 per share, of which 1,405,713 RSUs had a vesting period of 25% annually over four years, 204,690 RSUs had a vesting period of 33.3% annually over the second, third, and fourth anniversary of the vesting determination date, 50,000 RSUs vest 100% on July 15, 2027, 30,000 RSUs vest 100% on the second anniversary of the vesting determination date, and 5,000 RSUs will vest 100% on July 15, 2026.
(3)
1,715,000 market RSUs had a grant date fair value of $10.84 per share and will vest on July 15, 2028. The number of shares delivered on the vesting date is determined by the percentile ranking of MannKind total shareholder return (TSR) over the period from July 1, 2025 until June 30, 2028 relative to the TSR of the Russell 3000 Pharmaceutical & Biotechnology Index over the same three-year period, as follows: less than 25th percentile=0% of target, 25th percentile=50% of target, 50th percentile=100% of target, 75th percentile=200% of target, 90th percentile or higher=300% maximum. Payout values will be interpolated between the percentile rankings above.
(4)
1,000,000 performance RSUs had a grant date fair value of $3.80 per share and will vest on March 15, 2028. The number of shares delivered on the vesting date, as a percentage of the specified target, shall be determined by the net sales achieved by the Endocrine Business Unit, as reported by the Company for the period from October 1, 2027 to December 31, 2027 as follows: less than $37.5 million=0% target, $37.5 million=25% target, $50.0 million=50% target, $75.0 million=100% target, and $100.0 million or higher=200% target.
(5)
RSUs had a weighted average grant date fair value of $4.57 per share and vested immediately upon the grant date; however, the underlying shares of common stock will not be delivered until there is a separation of service such as resignation, retirement or death.

As of June 30, 2025, there was $30.1 million, $34.9 million, and $3.8 million of unrecognized stock-based compensation expense related to RSUs, Market RSUs and Performance RSUs, respectively, which is expected to be recognized over a weighted average period of approximately 2.84, 2.15, and 2.71 years, respectively.

Total stock-based compensation expense recognized in the condensed consolidated statements of operations as cost of goods sold, cost of revenue – collaborations and services, R&D and selling, general and administrative expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
RSUs and options	$7,357	$6,248	$12,569	$9,947
Employee stock purchase plan	163	180	336	366
Total	$7,520	$6,428	$12,905	$10,313

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

There were approximately 2.1 million shares of common stock available for issuance under the ESPP as of June 30, 2025.

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

Contingencies — Milestone Rights — In July 2013, the Company entered into the Milestone Rights Agreement with the Original Milestone Purchasers, pursuant to which the Company granted the Milestone Rights to receive payments up to $90.0 million upon the occurrence of specified strategic and sales milestones, of which $45.0 million remains payable to the Milestone Purchasers as of June 30, 2025.

The Milestone Rights Agreement includes customary representations and warranties and covenants by the Company, including restrictions on transfers of intellectual property related to Afrezza. The Milestone Rights are subject to acceleration in the event the Company transfers its intellectual property related to Afrezza in violation of the terms of such agreement.

During the six months ended June 30, 2025, the Company achieved an Afrezza net sales milestone, as specified by the Milestone Rights, and the portion of the $5.0 million payment related to the Milestone Rights liability on our condensed consolidated balance sheets was approximately $0.6 million and represents the fair value as determined in 2013 (the most recent measurement date).

As of June 30, 2025, the remaining Milestone Rights liability balance was $2.5 million and consisted of $0.5 million of current liability, which was presented as accrued expenses and other current liabilities, and $2.0 million of long-term liability, which was presented as milestone liabilities in the condensed consolidated balance sheets. As of December 31, 2024, the remaining Milestone Rights liability balance was $3.2 million and consisted of $0.7 million of current liability, which was presented as accrued expenses and other current liabilities, and $2.5 million of long-term liability, which was presented as milestone liabilities in the condensed consolidated balance sheets. The value of the Milestone Rights liability was based on initial fair value estimates calculated using the income approach and is reduced by milestone achievement payments made.

Loss Contingencies — Returns Reserve for Acquired Product — During the six months ended June 30, 2024, the Company reassessed its previously-determined estimate for product returns associated with sales of V-Go that pre-date the Company's acquisition of the product and recorded an additional $1.4 million, which was recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheet as of June 30, 2024. The return accrual is being reduced as product returns are received. Related losses on estimated returns of acquired product were recorded in selling, general and administrative expenses in the condensed consolidated statements of operations.

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

Given the Company’s continuing involvement with the generation of Tyvaso DPI revenue under the UT License Agreement and CSA, which includes the Company’s supply and manufacture of Tyvaso DPI, and the Company’s retention and associated defense and maintenance obligations of the intellectual property required in the manufacture of Tyvaso DPI, the Upfront Proceeds were recorded as a liability for sale of future royalties (the “Royalty Liability”) on the condensed consolidated balance sheets, and any proceeds from future milestones will be added to the Royalty Liability balance upon receipt. Although the Company is not obligated to repay any portion of the Purchase Price to Sagard, the Royalty Liability under the PSA is secured by a security interest granted to Sagard in the underlying 1% royalty rights and any proceeds therefrom. As a result of the PSA, transaction costs totaling $4.4 million (including the Reimbursements) are reported net of the Royalty Liability balance and amortized to interest expense in the condensed consolidated statements of operations over the life of the PSA using the effective interest method. Unamortized transaction costs were approximately $4.0 million and $4.1 million as of June 30, 2025 and December 31, 2024.

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

The following table shows the activity within the Royalty Liability account as well as the effective interest rate (dollars in thousands):

Amount
Balance, December 31, 2024	$149,645
Amortization of deferred transaction costs	115
Non-cash interest expense on liability for sale of future royalties	6,937
Royalty revenue earned by or payable to Sagard	(6,123)
Balance, June 30, 2025	$150,574

Effective interest rate	8.8%

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

As of June 30, 2025, the related financing liability was $103.7 million, which was recognized in the condensed consolidated balance sheet and of which $93.5 million was long-term and $10.2 million was current. As of December 31, 2024, the related financing liability was $103.9 million, of which $93.9 million was long-term and $10.1 million was current.

Financing liability information was as follows (dollars in thousands):

	June 30, 2025	December 31, 2024
Weighted average remaining lease term (in years)	16.3	16.8
Weighted average discount rate	9.0%	9.0%

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense	$2,381	$2,393	$4,740	$4,787
Amortization of debt issuance costs	52	51	103	104
Interest expense on financing liability	$2,433	$2,444	$4,843	$4,891

The Company's remaining financing liability payments were as follows (in thousands):

June 30, 2025
2025 (Remaining)	$5,153
2026	10,533
2027	10,849
2028	11,174
2029	11,510
Thereafter	165,769
Total	214,988
Interest payments	(108,959)
Debt issuance costs	(2,363)
Total financing liability	$103,666

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

In December 2023, the Company and Amphastar amended the Insulin Supply Agreement to extend the term, restructure the annual purchase commitments and include a capacity fee for certain future periods. The Company's remaining purchase commitments and estimated capacity fee liability as of June 30, 2025 were as follows (€ in millions):

	June 30, 2025
	Remaining Purchase Commitments	Estimated Capacity Fees
2025 (Remaining)(1)	—	0.8
2026	4.1	2.0
2027	6.0	1.0
2028	6.0	1.0
2029	5.8	1.0
2030	5.8	1.0
2031	7.8	0.5
2032	7.7	0.5
2033	7.7	0.5
2034	4.3	0.5
Total	55.2	8.8

_________________________

(1)
During the three and six months ended June 30, 2025, the Company incurred a capacity fee of €375,000, or $0.4 million and €750,000, or $0.9 million, respectively, which was recognized as cost of goods sold for commercial sales in our condensed consolidated statement of operations.

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

The Company periodically reviews the terms of the long-term Insulin Supply Agreement and assesses the need for any accrual for estimated losses, such as lower-of-cost or net-realizable-value that will not be recovered by future product sales. The recognized loss on purchase commitments of $66.1 million and $58.2 million is included in our condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively, and is reduced as inventory items are received or such liability is extinguished.

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

Lease information was as follows (dollars in thousands):

	June 30, 2025	December 31, 2024
Operating lease right-of-use assets(1)	$11,788	$13,109

Operating lease liability-current(2)	$2,067	$2,423
Operating lease liability-long-term	10,656	11,645
Total	$12,723	$14,068

Weighted average remaining lease term (in years)	7.0	7.1
Weighted average discount rate	7.3%	7.3%

_________________________

(1)
Operating right-of-use assets related to vehicles, offices and the manufacturing facility for V-Go are included in other assets in the condensed consolidated balance sheets.
(2)
Operating lease liability – current is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease costs	$730	$350	$1,459	$698
Variable lease costs	189	9	432	19
Cash paid	919	314	1,891	546

The Company's future minimum office and vehicle lease payments were as follows (in thousands):

June 30, 2025
2025 (Remaining)	$1,462
2026	2,502
2027	2,476
2028	2,087
2029	1,485
Thereafter	6,236
Total	16,248
Interest expense	(3,525)
Total operating lease liability	$12,723

15. Income Taxes

During the three and six months ended June 30, 2025, the Company recorded income tax expense of $0.3 million and $0.7 million, respectively, related to state taxes, which was calculated using the discrete year-to-date method. The income tax provision for the three and six months ended June 30, 2024 was $0.3 million and $0.6 million, respectively. The effective tax rate differs from the statutory tax rate of 21% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and concluded, in accordance with the applicable accounting standards, that net deferred tax assets should be fully reserved.

The Company has assessed its position with regards to uncertainty in tax positions and has not recognized a liability for unrecognized tax benefits. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the six months ended June 30, 2025, the Company recognized a de minimis amount of interest and penalties. The Company’s tax years since 2020 remain subject to examination by tax authorities.

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

On July 4, 2025, the reconciliation bill, commonly referred to as the One Big Beautiful Bill Act (OBBB) was signed into law, which includes a broad range of tax reform provisions that may affect the Company's financial results. The OBBB allows an elective deduction for domestic Research and Development (R&D), a reinstatement of elective 100% first-year bonus depreciation, and a more favorable tax rate on Foreign-derived Deduction Eligible Income and income from non-U.S. subsidiaries (Net CFC Tested Income), among other provisions. The Company is currently evaluating the impact of these provisions which could affect the Company's effective tax rate and deferred tax assets in 2025 and future periods. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. A quantitative estimate of the specific financial effects cannot be reasonably determined at this time due to the complexity of the changes in the tax reform. The impact of those tax provisions in the OBBB will depend on our facts in each year and anticipated guidance from the U.S. Department of the Treasury.

16. Subsequent Events

Blackstone Credit Facility

On August 6, 2025 (the “Closing Date”), the Company entered into a senior secured term loan agreement (the “Credit Agreement”) with Blackstone Alternative Credit Advisors LP (“Blackstone”), as Blackstone Representative and Lead Arranger, the lenders party thereto from time to time, the subsidiary guarantors party thereto from time to time, and Wilmington Trust, National Association, as administrative agent and collateral agent for the lenders, providing for up to $500 million in term loans (the “Blackstone Credit Facility”). The Blackstone Credit Facility consists of (i) a $75 million initial term loan, which is being funded on the Closing Date, (ii) $125 million in delayed draw term loan commitments, which the Company may draw at its option during the 24 months immediately following the Closing Date, subject to customary conditions set forth in the Credit Agreement, and (iii) up to $300 million in the form of an uncommitted delayed draw term loans, which the Company may borrower in the future subject to mutual agreement with Blackstone and the lenders under the Credit Agreement.

The Blackstone Credit Facility will mature on the fifth anniversary of the Closing Date. The loans thereunder bear interest at a rate per annum equal to 1, 3 or 6 month term SOFR (at the Company’s election), subject to a 2% floor, plus a margin of 4.75%. Interest is paid quarterly or, if the Company elects 1-month SOFR, monthly. The interest rate margin will increase to 5.00% at any time the Company’s ratio of indebtedness to adjusted EBITDA (measured on a trailing four quarter basis) is greater than or equal to 5.00:1.00 as of the most recent fiscal quarter for which the Company has delivered financial statements. Term loans under the Credit Agreement are funded net of an upfront fee payable by the Company.

The Company has the option to prepay the loans under the Blackstone Credit Facility in whole or in part, subject to early prepayment fees in an amount equal to (a) a full interest make-whole plus 3.00% if prepayment occurs on or prior to the first anniversary of the Closing Date, (b) 3.00% of principal prepaid if prepayment occurs after the first anniversary of the Closing Date but on or prior to the second anniversary of the Closing Date, and (c) 1.00% of principal prepaid if prepayment occurs after the second anniversary of the Closing Date and prior to or on the third anniversary of the Closing Date.

The Company’s obligations under the Blackstone Credit Facility are guaranteed by each of the Company’s subsidiaries and any future subsidiaries, subject to limited exceptions set forth in the Credit Agreement, and are secured by a security interest on substantially all of the assets of the Company and the subsidiary guarantors, including intellectual property.

The Credit Agreement includes representations and warranties, affirmative covenants (including reporting obligations), negative covenants and events of default that are usual and customary for facilities of this type, in each case, subject to certain permitted exceptions as set forth therein. The Company also contains a financial covenant for the benefit of the lenders, which requires the Company to have liquidity of at least $40 million as of the last business day of each fiscal quarter ending after the Closing Date, with liquidity defined as our unrestricted cash and cash equivalents.

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

Our pipeline of potential treatments for orphan lung diseases includes inhaled clofazimine (MNKD-101) for the treatment of severe chronic and recurrent pulmonary infections, including nontuberculous mycobacterial ("NTM") lung disease. The FDA has designated inhaled clofazimine as both an orphan drug and as a qualified infectious disease product for the treatment of pulmonary NTM infections. It has also granted Fast Track designation to our development program. In 2024, we initiated a global Phase 3 registrational study of inhaled clofazimine with sites in the United States, Japan, South Korea, Taiwan, and Australia. We expect enrollment of subjects into this study to continue into 2026. The other major program in our pipeline is a dry-powder formulation of nintedanib (MNKD-201) for the treatment of idiopathic pulmonary fibrosis ("IPF"). In 2024, we conducted a Phase 1 clinical study of MNKD-201, which met its primary objective of demonstrating positive safety results and good tolerability in healthy volunteers. We are currently planning a global Phase 2 trial and we expect clinical trial site activation by year end 2025.

Our business is subject to significant risks, including but not limited to our ability to manufacture sufficient quantities of our products and Tyvaso DPI. Other significant risks also include the risk that our products may only achieve a limited degree of commercial success and the risks inherent in drug development, clinical trials and the regulatory approval process for our product candidates, which in some cases depends upon the efforts of our partners. Ongoing changes in tariff policy by the U.S. government may potentially raise the future cost to source the raw materials and components needed to manufacture our products. We are actively monitoring this situation and exploring strategies to mitigate the risks.

As of June 30, 2025, we had cash, cash equivalents and investments of $201.2 million, an accumulated deficit of $3.2 billion and a total stockholders’ deficit of $55.0 million. We had net income of $0.7 million and $13.8 million for the three and six months ended June 30, 2025, respectively. To date, we have funded our operations primarily through the sale of our equity and convertible debt securities, from the receipt of upfront and milestone payments from collaborations, from borrowings, from sales of Afrezza and V-Go, from royalties and manufacturing revenue from UT, from proceeds of the sale-leaseback of our manufacturing facility in Danbury, CT and from the sale of a portion of future royalties that we receive from UT.

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

RESULTS OF OPERATIONS

Trends and Uncertainties

Our collaboration agreement with UT entitles us to receive a 10% royalty on net sales of Tyvaso DPI, subject to our sale of a 1% royalty on future net sales to a royalty purchaser (leaving us with a 9% royalty) in December 2023. Our royalty revenue reflects the trend in net sales of Tyvaso DPI in the marketplace. See Note 14 – Commitments and Contingencies in the condensed consolidated financial statements.

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

Three and six months ended June 30, 2025 and 2024

Revenues

The following table provides a comparison of the revenue categories for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Revenues
Commercial product sales:
Gross revenue from product sales	$33,898	$35,682	$(1,784)	(5%)
Less: Wholesaler distribution fees, rebates and chargebacks, product returns and other discounts	11,444	14,902	$(3,458)	(23%)
Net revenue from commercial product sales	$22,454	$20,780	$1,674	8%
Gross-to-net revenue adjustment percentage	34%	42%
Collaborations and services	22,845	26,014	$(3,169)	(12%)
Royalties	31,228	25,592	$5,636	22%
Total revenues	$76,527	$72,386	$4,141	6%

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Revenues
Commercial product sales:
Gross revenue from commercial product sales	$63,474	$65,721	$(2,247)	(3%)
Less: Wholesaler distribution fees, rebates and chargebacks, product returns and other discounts	22,047	26,177	$(4,130)	(16%)
Commercial product sales	$41,427	$39,544	$1,883	5%
Gross-to-net revenue adjustment percentage	35%	40%
Collaborations and services	52,221	50,862	$1,359	3%
Royalties	61,233	48,243	$12,990	27%
Total revenues	$154,881	$138,649	$16,232	12%

Afrezza — Gross revenue from sales of Afrezza increased by $1.1 million, or 4%, for the three months ended June 30, 2025 compared to the same period in the prior year, primarily driven by increased price and higher demand. The gross-to-net adjustment was 32% of gross revenue, or $8.8 million, for the three months ended June 30, 2025 compared to 37% of gross revenue, or $9.8 million, for the same period in the prior year. The decreased gross-to-net percentage was primarily attributable to a decrease in rebates. As a result, net revenue from sales of Afrezza increased by $2.0 million, or 13%, for the three months ended June 30, 2025 compared to the same period in the prior year.

Gross revenue from sales of Afrezza increased by $3.4 million, or 7%, for the six months ended June 30, 2025 compared to the same period in the prior year, primarily driven by increased price and higher volume. The gross-to-net adjustment remained consistent at 34% of gross revenue, or $17.1 million, for the six months ended June 30, 2025 compared to $16.1 million, for the same period in the prior year. As a result, net revenue from sales of Afrezza increased by $2.5 million, or 8%, for the six months ended June 30, 2025 compared to the same period in the prior year.

V-Go — Gross revenue from sales of V-Go decreased by $2.9 million, or 30%, for the three months ended June 30, 2025 compared to the same period in the prior year and was a result of lower demand partially offset by increased price. The gross-to-net adjustment was 39% of gross revenue, or $2.6 million, for the three months ended June 30, 2025 compared to 53% of gross revenue, or $5.1 million, for the same period in the prior year. The improved gross-to-net percentage was primarily attributable to a decrease in rebates related to implementation of a strategy to reduce active contracts. As a result, net revenue from sales of V-Go decreased by $0.4 million, or 8%, for the three months ended June 30, 2025 compared to the same period in the prior year.

Gross revenue from sales of V-Go decreased by $5.7 million, or 30%, for the six months ended June 30, 2025 compared to the same period in the prior year and was primarily a result of lower demand partially offset by increased price. The gross-to-net adjustment was 38% of gross revenue, or $5.0 million, for the six months ended June 30, 2025 compared to 53% of gross revenue, or $10.1 million, for the same period in the prior year. The improved gross-to-net percentage was primarily attributable to a decrease in rebates related to a reduction in active contracts. As a result, net revenue from sales of V-Go decreased by $0.6 million, or 7%, for the six months ended June 30, 2025 compared to the same period in the prior year.

Collaborations and Services — Net revenue from collaborations and services decreased by $3.2 million, or 12%, for the three months ended June 30, 2025 compared to the same period in the prior year. The decrease in revenue was primarily attributable to decreased collaboration and service revenue from UT of $3.8 million driven by a decrease in revenue from product sold to UT of $2.7 million and a decrease in the recognition of deferred revenue of $1.0 million due to the net impact of one-time items. Royalty revenue from UT increased by $5.6 million, or 22%, for three months ended June 30, 2025 and $13.0 million, or 27%, for the six months ended June 30, 2025 due to UT's increase in net revenue from sales of Tyvaso DPI.

Net revenue from collaborations and services increased by $1.4 million, or 3%, for the six months ended June 30, 2025 compared to the same period in the prior year. The increase in revenue was primarily attributable to an increase in revenue from the Amphastar co-promote agreement of $1.0 million and an increase in UT CSA revenue. The increase in UT CSA revenue was primarily due to increased product sold to UT, and was partially offset by a decrease in other contractual reimbursements of $2.9 million.

Commercial product gross profit

The following table provides a comparison of the commercial product gross profit categories for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Commercial product gross profit:
Commercial product sales	$22,454	$20,780	$1,674	8%
Less: Cost of goods sold	4,607	5,605	$(998)	(18%)
Commercial product gross profit:	$17,847	$15,175	$2,672	18%
Gross margin	79%	73%

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Commercial product gross profit:
Commercial product sales	$41,427	$39,544	$1,883	5%
Less: Cost of goods sold	8,375	9,424	$(1,049)	(11%)
Commercial product gross profit:	$33,052	$30,120	$2,932	10%
Gross margin	80%	76%

Commercial product gross profit increased by $2.7 million, or 18%, for the three months ended June 30, 2025 compared to the same period in the prior year, primarily due to an increase in revenue for Afrezza and a decrease in cost of goods sold of Afrezza driven by decreased costs associated with increased efficiencies in manufacturing activities in our Danbury, CT facility, partially offset by the quarterly capacity fee through our agreement with Amphastar.

Commercial product gross profit increased by $2.9 million, or 10%, for the six months ended June 30, 2025 compared to the same period in the prior year, primarily due to an increase in revenue for Afrezza and lower cost of goods sold for V-Go, which was driven by lower production and sales volumes.

Expenses

The following table provides a comparison of the expense categories for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Expenses:
Cost of goods sold – commercial	$4,607	$5,605	$(998)	(18%)
Cost of revenue – collaborations and services	15,961	14,772	$1,189	8%
Research and development	13,675	11,816	$1,859	16%
Selling, general and administrative	31,622	24,112	$7,510	31%
Loss (gain) on foreign currency transaction	5,363	(529)	$5,892	*
Total expenses	$71,228	$55,776	$15,452	28%

_________________________

* Not meaningful

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Expenses:
Cost of goods sold - commercial	$8,375	$9,424	$(1,049)	(11%)
Cost of revenue – collaborations and services	29,709	29,551	$158	1%
Research and development	24,697	21,829	$2,868	13%
Selling, general and administrative	56,636	46,441	$10,195	22%
Loss (gain) on foreign currency transaction	7,872	(1,928)	$9,800	*
Total expenses	$127,289	$105,317	$21,972	21%

_________________________

* Not meaningful

Cost of revenue – collaborations and services increased by $1.2 million, or 8%, for the three months ended June 30, 2025 compared to the same period in the prior year. The increase was primarily attributable to an increase in production related write-offs for the period.

Cost of revenue – collaborations and services remained consistent for the six months ended June 30, 2025 compared to the same period in the prior year. The increase in costs of sales associated with an increase in the number of blisters sold was offset by a decrease in cost per blister due to increased efficiencies in manufacturing activities in our Danbury, CT facility.

Research and development expenses increased by $1.9 million, or 16%, for the three months ended June 30, 2025 compared to the same period in the prior year. The increase was primarily attributable to continued patient enrollment in our ICoN-1 clinical study for MNKD-101, clinical production scale-up for MNKD-201, and personnel costs primarily due to additional headcount as a result of the Pulmatrix transaction in the third quarter of 2024, which bolstered our research capabilities and capacity. These increases were partially offset by the completion of our Afrezza post-marketing clinical study (INHALE-3) and Phase 1 MNKD-201 studies in 2024, as well as lower costs for our Afrezza Pediatric clinical study (INHALE-1) as the study was closed out in the second quarter of 2025.

Research and development expenses increased by $2.9 million, or 13%, for the six months ended June 30, 2025 compared to the same period in the prior year. The increase was primarily attributable to continued patient enrollment in our ICoN-1 clinical study for MNKD-101, clinical production scale-up for MNKD-201, and personnel costs primarily due to additional headcount as a result of the Pulmatrix transaction in the third quarter of 2024, which bolstered our research capabilities and capacity. These increases were partially offset by the completion of INHALE-3, the Phase 1 clinical study for MNKD-201, and toxicology studies in 2024, as well as lower costs for INHALE-1 as the study was closed out in the second quarter of 2025.

Selling, general and administrative expenses increased by $7.5 million, or 31%, for the three months ended June 30, 2025 compared to the same period in the prior year. The increase was primarily driven by higher headcount and personnel-related costs including deploying a medical science liaison team and Afrezza promotional costs.

Selling, general and administrative expenses increased by $10.2 million, or 22%, for the six months ended June 30, 2025 compared to the same period in the prior year. The increase was largely attributable to higher headcount and personnel-related expense as well as deploying a medical science liaison team and Afrezza promotional costs. These increases were partially offset by a $1.4 million charge recorded in the prior year period for estimated returns associated with sales of V-Go that pre-dated our acquisition of the product.

Loss on foreign currency transaction was $5.4 million for the three months ended June 30, 2025 compared to a gain of $0.5 million for the same period in the prior year and a loss of $7.9 million for the six months ended June 30, 2025 compared to a gain of $1.9 million for the same period in the prior year. This was due to fluctuations in U.S. dollar to Euro exchange rates. Under the Insulin Supply Agreement with Amphastar, payment obligations for future purchases are denominated in Euros. We are required to record the foreign currency transaction impact of the U.S. dollar to Euro exchange rate associated with the recognized gain or loss on purchase commitments.

Other Income (Expense)

The following table provides a comparison of the other income (expense) categories for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Interest income, net	$1,832	$3,177	$(1,345)	(42%)
Interest expense	(285)	(6,051)	$(5,766)	(95%)
Interest expense on liability for sale of future royalties	(3,473)	(4,383)	$(910)	(21%)
Interest expense on financing liability	(2,433)	(2,444)	$(11)	(0%)
Loss on settlement of debt	—	(7,050)	$(7,050)	*
Loss on available-for-sale securities	—	(1,550)	$(1,550)	*
Total other expense	$(4,359)	$(18,301)	$(13,942)	(76%)

_________________________

* Not meaningful

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Interest income, net	$3,788	$6,611	$(2,823)	(43%)
Interest expense	(4,930)	(8,618)	$(3,688)	(43%)
Interest expense on liability for sale of future royalties	(7,050)	(8,631)	$(1,581)	(18%)
Interest expense on financing liability	(4,843)	(4,891)	$(48)	(1%)
Loss on settlement of debt	—	(7,050)	$(7,050)	*
Loss on available-for-sale securities	—	(1,550)	$(1,550)	*
Total other expense	$(13,035)	$(24,129)	$(11,094)	(46%)

_________________________

* Not meaningful

Interest income, net, consisting of interest and accretion on investments net of amortization, decreased by $1.3 million for the three months ended June 30, 2025 compared to the same period in the prior year and $2.8 million for the six months ended June 30, 2025 compared to the same period in the prior year. This was primarily due to a lower average balance on our securities portfolio and lower yields.

Interest expense decreased by $5.8 million for the three months ended June 30, 2025 compared to the same period in the prior year and $3.7 million for the six months ended June 30, 2025 compared to the same period in the prior year. The decrease in interest was a result of the following principal debt reductions that occurred in 2024: (i) the exchange of an aggregate principal amount of approximately $193.7 million of our senior convertible notes due March 2026 in December 2024, (ii) $28.3 million full repayment to MidCap under the MidCap credit facility in April 2024, and (iii) the discharge and termination of $8.8 million of the outstanding principal balance under the Mann Group convertible note in April 2024.

Interest expense on liability for sale of future royalties decreased by $0.9 million and decreased by $1.6 million for the three and six months ended June 30, 2025 compared to the same periods in the prior year, respectively. Interest consists of imputed interest and the amortization of debt issuance costs on the liability recorded in connection with the sale of 1% of our Tyvaso DPI royalties in December 2023. See Note 14 – Commitments and Contingencies.

Interest expense on financing liability was $2.4 million for the three months ended June 30, 2025 and 2024, and $4.8 million and $4.9 million for the six months ended June 30, 2025 and 2024, respectively. Interest expense on financing liability represented interest incurred on the sale lease-back transaction for our manufacturing facility in Danbury, Connecticut.

Loss on settlement of debt of $7.1 million for the three and six months ended June 30, 2024 was incurred in connection with the repayment of the MidCap credit facility and Mann Group convertible note in April 2024. See Note 8 – Borrowings.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Net Income	Basic EPS	Net Income	Basic EPS	Net Income	Basic EPS	Net Income	Basic EPS
	(In thousands except per share data)
GAAP reported net income	$668	$—	$(2,014)	$(0.01)	$13,826	$0.05	$8,616	$0.03
Non-GAAP adjustments:
Sold portion of royalty revenue (1)	(3,123)	(0.01)	(2,559)	(0.01)	(6,123)	(0.02)	(4,824)	(0.02)
Interest expense on liability for sale of future royalties	3,473	0.01	4,383	0.02	7,050	0.02	8,631	0.03
Stock compensation	7,520	0.03	6,428	0.02	12,905	0.04	10,313	0.04
Loss (gain) on foreign currency transaction	5,363	0.02	(529)	—	7,872	0.03	(1,928)	(0.01)
Loss on settlement of debt	—	—	7,050	0.02	—	—	7,050	0.03
Loss on available-for-sale securities	—	—	1,550	0.01	—	—	1,550	0.01
Non-GAAP adjusted net income	$13,901	$0.05	$14,309	$0.05	$35,530	$0.12	$29,408	$0.11
Weighted average shares used to compute net income per share – basic	304,954		273,056		304,222		271,706

_________________________

(1)
Represents the non-cash portion of the 1% royalty on net sales of Tyvaso DPI earned during the three and six months ended June 30, 2025 and 2024, which is remitted to the royalty purchaser and recognized as royalties from collaborations in our condensed consolidated statements of operations. Our royalties from collaborations during the three and six months ended June 30, 2025 totaled $31.2 million and $61.2 million, respectively, of which $3.1 million and $6.1 million, respectively were remitted to the royalty purchaser.

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

As of June 30, 2025, we had $66.1 million in insulin purchase commitments and $36.3 million principal amount of outstanding senior convertible notes bearing interest at 2.50% and maturing on March 1, 2026, unless earlier converted, redeemed or repurchased by us. The senior convertible notes are convertible at an initial conversion price of approximately $5.21 per share of common stock. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the Indenture. We may from time to time seek to retire or purchase our outstanding senior convertible notes, through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material.

In July 2013, we issued the Milestone Rights pursuant to the Milestone Rights Agreement to the Original Milestone Purchasers. The Milestone Rights were subsequently assigned the Milestone Purchasers. The Milestone Rights provide the Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones, $45.0 million of which remain payable as of June 30, 2025. See Note 14 – Commitments and Contingencies for further information related to the Milestone Rights.

In August 2025, we entered into the Backstone Credit Facility, pursuant to which we made an additional borrowing of $75.0 million. See Note 16 - Subsequent Events for additional information.

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

In February 2018, we entered into the CF Sales Agreement with Cantor Fitzgerald, as sales agent, which was amended and restated in February 2025. Under the CF Sales Agreement, Cantor Fitzgerald may sell shares of our common stock by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. In February 2025, we filed a sales agreement prospectus under a registration statement on Form S-3 covering the sale of up to $200.0 million of our common stock through Cantor Fitzgerald under the CF Sales Agreement, of which $200.0 million remained available as of June 30, 2025.

During the six months ended June 30, 2025, we generated $2.6 million of cash from our operating activities. Cash used in operating activities consisted of net income of $13.8 million offset by non-cash adjustments of $30.6 million and a net decrease in cash flows from operating assets and liabilities of $41.8 million. Non-cash items primarily included stock-based compensation of $12.9 million, loss on foreign currency transactions of $7.9 million and interest on liability for sale of future royalties of $7.1 million. These charges were partially offset by the sold portion of royalty revenue of $6.1 million. The net decrease in cash flows from operating assets and liabilities was primarily due to an increase of $15.3 million in accounts receivable, decrease of $9.3 million in accrued expenses and other current liabilities and decrease of $7.1 million in deferred revenue.

During the six months ended June 30, 2024, we generated $10.5 million of cash from our operating activities. Cash used in operating activities consisted of net income of $8.6 million offset by non-cash adjustments of $26.5 million and a net decrease in cash flows from operating assets and liabilities of $24.6 million. Non-cash items primarily included stock-based compensation of $10.3 million and interest on liability for sale of future royalties of $8.6 million. These charges were partially offset by the sold portion of royalty revenue of $4.8 million. The net decrease in cash flows from operating assets and liabilities was primarily due to an increase of $8.9 million in accounts receivable, increase of $5.3 million in prepaid expenses and other current assets and a decrease of $5.3 million in deferred revenue.

Cash provided by investing activities of $12.2 million for the six months ended June 30, 2025 was primarily due to the maturity of $101.8 million of debt securities, partially offset by the purchase of $88.1 million of debt securities.

Cash used in investing activities of $103.6 million for the six months ended June 30, 2024 was primarily due to the purchase of $187.4 million of debt securities and $5.4 million of property and equipment, partially offset by the maturity of $88.8 million of debt securities.

Cash used in financing activities of $4.1 million for the six months ended June 30, 2025 was primarily due to $4.4 million of payments to taxing authorities from equity withheld upon vesting of RSUs and stock options partially offset by $1.3 million in proceeds from our market price stock purchase plan and employee stock purchase plan.

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

Future Liquidity Needs

We believe we will be able to meet our near-term liquidity needs based on our cash, cash equivalents and investments on hand, sales of Afrezza and V-Go, and royalties and manufacturing revenue from the production and sale of Tyvaso DPI as well as through debt or equity financing, if necessary, for our long-term liquidity needs. We expect to continue to incur expenditures for the foreseeable future in support of our manufacturing operations, sales and marketing costs for our products and development costs for other product candidates in our pipeline. As of June 30, 2025, we had capital resources comprised of cash, cash equivalents, short-term investments and long-term investments totaling $201.2 million, and total principal amount of outstanding borrowings of $36.3 million.

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

Foreign Currency Exchange Risk

We incur and will continue to incur significant expenditures for insulin supply obligations under our Insulin Supply Agreement. Such obligations are denominated in Euros. At the end of each reporting period, the recognized gain or loss on purchase commitment is converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and the Euro. For the six months ended June 30, 2025, we realized a $7.9 million currency loss, which was reflected as loss on foreign currency transaction in the accompanying condensed consolidated statements of operations.

Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. If a change in the U.S. dollar to Euro exchange rate equal to 10% of the U.S. dollar to Euro exchange rate on June 30, 2025 were to have occurred, this change would have resulted in a foreign currency impact to our pre-tax income of approximately $6.6 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and our Chief Financial Officer have concluded, as of such date, that our disclosure controls and procedures were effective.

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
•
The Blackstone Credit Facility contains restrictive covenants that may materially limit our operating flexibility. A default under the instruments governing our indebtedness, including the Blackstone Credit Facility, could materially and adversely affect our financial position.

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
•
trade protection measures and import and export licensing and control requirements, although in July 2025, we received a ruling from U.S. Customs and Border Protection that V-Go qualifies for duty-free treatment under subheading 9817.00.96 of the Harmonized Tariff Schedule of the United States (“HTSUS”);
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

These risks may be exacerbated by our limited experience with V-Go and its manufacturing processes. If V-Go does not continue to qualify for duty-free treatment, any tariffs that apply to imported goods from China could materially and adversely affect our margins on V-Go sales.

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

Recent and potential future changes in international trade policies, particularly regarding pharmaceutical-specific tariffs, present material risks to our operations and financial performance. While we manufacture Afrezza and Tyvaso DPI in our Danbury, Connecticut facility, we source raw materials, chemicals, device components, and specialized equipment from international suppliers. In addition, V-Go is manufactured for us by contract manufacturers in China, although this product is currently eligible for duty-free treatment under a specific exemption in the HTSUS.

Our ability to pass increased costs to customers is limited by the structure of pharmaceutical and medical device pricing and reimbursement systems. Pricing for our products is established through annual or multi-year contracts with commercial, third-party payers and pharmacy benefit managers, customers, and group purchasing organizations, and reimbursement methodologies established by government programs, such as Medicare. These arrangements typically include fixed pricing terms that were negotiated prior to the implementation of the recently announced tariffs. As a result, and depending on the timing and scope of the implementation of these tariffs, cost increases due to tariffs may be difficult or impossible to pass through to customers until the next negotiation cycle, which could be up to 36 months away.

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

Our future revenues and ability to generate positive cash flow from operations may be affected by the continuing efforts of government and other third-party payers to contain or reduce the costs of healthcare through various means. In the United States, there have been several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, the Inflation Reduction Act of 2022 (“IRA”) limited insulin copays to $35 per month for Medicare Part D beneficiaries starting in 2023. In certain foreign markets, the pricing of prescription pharmaceuticals is subject to direct governmental control. The European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market.

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

We have raised capital in the past through borrowings and the sale of equity and debt securities and the sale of certain assets. In the future, we may pursue the sale of additional equity, debt securities and/or assets, or the establishment of other funding facilities including asset-based borrowings. There can be no assurances, however, that we will be able to raise additional capital in the future on acceptable terms, or at all. Volatility and disruptions of the global supply chain and financial markets, if sustained or recurrent, could prevent us or make it more difficult for us to access capital.

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

The Blackstone Credit Facility contains restrictive covenants that may materially limit our operating flexibility. A default under the instruments governing our indebtedness, including the Blackstone Credit Facility, could materially and adversely affect our financial position.*

The Blackstone Credit Facility requires us, and any debt arrangements we may enter into in the future may require us, to comply with various covenants that limit our ability to, among other things:

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

In addition, the Blackstone Credit Facility requires us to maintain at least $40.0 million of liquidity, tested quarterly, with liquidity defined as our unrestricted cash and cash equivalents held in collateral accounts of the lenders. The covenants in the Blackstone Credit Facility could prevent us from pursuing business opportunities that we or our stockholders may consider beneficial.

Our obligations under the Blackstone Credit Facility are guaranteed and secured by a security interest in substantially all of our assets, including intellectual property. A breach of any of these covenants could result in an event of default under the Blackstone Credit Facility. If we default under our obligations under the Blackstone Credit Facility, the lenders could proceed against the collateral granted to them to secure our indebtedness or declare all obligations under the Blackstone Credit Facility to be due and payable. In certain circumstances, procedures by the lenders could result in a loss by us of all of our equipment and inventory, which are included in the collateral granted to the lenders. In addition, upon any distribution of assets pursuant to any liquidation, insolvency, dissolution, reorganization or similar proceeding, the holders of secured indebtedness will be entitled to receive payment in full from the proceeds of the collateral securing our secured indebtedness before the holders of other indebtedness or our common stock will be entitled to receive any distribution with respect thereto.

There can be no assurance that we will have sufficient resources to make any required repayments of principal and interest under the terms of our indebtedness when required. If we fail to pay interest on the Blackstone Credit Facility when required or principal at maturity, we will be in default and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. In addition, a default under our senior convertible notes would constitute an event of default under the Blackstone Credit Facility. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including lenders initiating bankruptcy proceedings or causing us to cease operations altogether.

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

As of June 30, 2025, we had an accumulated deficit of $3.2 billion. The accumulated deficit has resulted principally from costs incurred in our R&D programs, the write-off of assets (including goodwill, inventory and property, plant and equipment) and general operating expenses. We expect to make substantial expenditures and may incur operating losses in the future in order to continue commercializing our products and to advance development of product candidates in our pipeline.

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

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.*

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. The annual reconciliation bill signed into law on July 4, 2025, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), the IRA, the Coronavirus Aid, Relief, and Economic Security Act and legislation informally titled the Tax Cuts and Jobs Act enacted made significant changes to the U.S. tax laws. For example, the Tax Cuts and Jobs Act of 2017 (the "Tax Act") required taxpayers to capitalize and amortize U.S.-based and non-U.S.-based research and experimental, or R&E, expenditures over five and fifteen years, respectively. The OBBBA restored the deductibility of domestic R&E expenditures in the year incurred for tax years beginning after December 31, 2024, but retained the capitalization and amortization requirement for foreign R&E expenditures. Further guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of any legislation could be repealed, modified or sunset in future years. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets and could increase our future U.S. tax expense.

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

Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company’s federal and California net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. As a result of the Company's initial public offering, an ownership change within the meaning of Section 382 occurred in August 2004. As a result, federal net operating loss and credit carryforwards of approximately $105.8 million are subject to an annual use limitation of approximately $13.0 million. The annual limitation is cumulative and therefore, if not fully utilized in a year can be utilized in future years in addition to the Section 382 limitation for those years. We have completed a Section 382 analysis beginning from the date of our initial public offering through December 31, 2024, to determine whether additional limitations apply to the net operating loss carryforwards and other tax attributes, and no additional changes in ownership that met the Section 382 study ownership change threshold have been identified through December 31, 2024. There is a risk that changes in ownership may occur in tax years after December 31, 2024. If a change in ownership were to occur, our net operating loss carryforwards and other tax attributes could be further limited or restricted. If limited, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, related to the Company’s operations in the U.S. will not impact the Company’s effective tax rate.

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

Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Specifically, there have been several recent U.S. Presidential executive orders, Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, on July 4, 2025, the OBBBA was signed into law which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to PPACA marketplace exchange enrollment and declines to extend the PPACA enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. These new laws and initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

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

The current administration is pursuing policies to reduce regulations and expenditures across government including at the U.S. Department of Health and Human Services ("HHS"), the FDA, the Centers for Medicare and Medicaid Services (“CMS”) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for MannKind’s business. These actions and proposals include (1) reducing agency workforce; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation (“CMMI”) to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establish an AI task force and developing a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs on imported pharmaceutical products; and (6) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans. If Most-Favored-Nation pricing for pharmaceutical products is implemented and applicable to Afrezza, our revenue opportunities for Afrezza may be adversely affected, as our U.S. pricing for Afrezza would have to be reduced to the lowest price paid for Afrezza outside of the United States. In such event and subject to the terms of our agreements with our ex-U.S. partners, we may choose to forgo the ex-U.S. market. Likewise, our royalty revenue from Tyvaso DPI could suffer for the same reason. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Finally, Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. We cannot predict which additional measures may be adopted or the impact of current and additional measures on the marketing, pricing and demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom (“UK”) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework) these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have prevented companies from transferring personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Regulators in the United States, such as the Department of Justice, are also increasingly scrutinizing certain personal data transfers and have imposed certain data localization requirements, particularly if we transfer personal data to, or process personal data of residents of, high risk or sanctioned jurisdictions, such as the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern.

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

Because we do not expect to pay dividends in the foreseeable future, you must rely on stock appreciation for any return on any investment in our common stock.*

We have paid no cash dividends on any of our capital stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, we are restricted from paying dividends on our capital stock pursuant to the terms of the Blackstone Credit Facility. As a result, we do not expect to pay any cash dividends in the foreseeable future, and payment of cash dividends, if any, will also depend on our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our board of directors. There is no guarantee that our common stock will appreciate or maintain its current price. You could lose the entire value of any investment in our common stock.

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

Other international and geopolitical events could also have a serious adverse impact on our business. For instance, in February 2022, Russia initiated military action against Ukraine and the two countries are now at war. In response, the United States and certain other countries imposed significant sanctions and trade actions against Russia and could impose further sanctions, trade restrictions, and other retaliatory actions. Additionally, in October 2023, Hamas initiated an attack against Israel, provoking a state of war and subsequently a larger regional conflict. Furthermore, following Hamas’ attack on Israel, the Houthi movement, which controls parts of Yemen, launched a number of attacks on commercial marine vessels in the Red Sea. The Red Sea is an important maritime route for international trade and as such disruptions to these trade routes can have an impact on global supply chains. Additionally, in 2025, Israel and Iran traded a number of attacks on each other and the U.S. has taken a military action against Iran. As a result of such disruptions, we may experience in the future extended lead times, delays in supplier deliveries, and increased freight costs. While we cannot predict the broader consequences, these conflicts and retaliatory and counter-retaliatory actions could materially adversely affect global trade, currency exchange rates, inflation, regional economies, and the global economy, which in turn may increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement Disclosure

During the three months ended June 30, 2025, one of our officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted a written trading plan for the orderly disposition of the Company’s securities as set forth in the table below:

			Type of Trading Arrangement
Name and Position	Action	Adoption Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Total Shares of Common Stock to be Sold (3)	Expiration Date
Stuart Tross Chief People and Workplace Officer	Adoption	June 17, 2025	X	—	507,575	December 31, 2026

_________________________

(1) Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

(2) "Non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(3) These trading plans include the potential exercise and sale by Stuart Tross of short-dated options exercisable for up to 272,575 shares of common stock as well as 235,000 restricted stock unit awards held by Stuart Tross, for total estimated shares of common stock to be sold of up to 507,575.

Blackstone Credit Facility

On August 6, 2025 (the “Closing Date”), the Company entered into a senior secured term loan agreement (the “Credit Agreement”) with Blackstone Alternative Credit Advisors LP (“Blackstone”), as Blackstone Representative and Lead Arranger, the lenders party thereto from time to time, the subsidiary guarantors party thereto from time to time, and Wilmington Trust, National Association, as administrative agent and collateral agent for the lenders, providing for up to $500 million in term loans (the “Blackstone Credit Facility”). The Blackstone Credit Facility consists of (i) a $75 million initial term loan, which is being funded on the Closing Date, (ii) $125 million in delayed draw term loan commitments, which the Company may draw at its option during the 24 months immediately following the Closing Date, subject to customary conditions set forth in the Credit Agreement, and (iii) up to $300 million in the form of an uncommitted delayed draw term loans, which the Company may borrower in the future subject to mutual agreement with Blackstone and the lenders under the Credit Agreement.

The Blackstone Credit Facility will mature on the fifth anniversary of the Closing Date. The loans thereunder bear interest at a rate per annum equal to 1, 3 or 6 month term SOFR (at the Company’s election), subject to a 2% floor, plus a margin of 4.75%. Interest is paid quarterly or, if the Company elects 1-month SOFR, monthly. The interest rate margin will increase to 5.00% at any time the Company’s ratio of indebtedness to adjusted EBITDA (measured on a trailing four quarter basis) is greater than or equal to 5.00:1.00 as of the most recent fiscal quarter for which the Company has delivered financial statements. Term loans under the Credit Agreement are funded net of an upfront fee payable by the Company.

The Company has the option to prepay the loans under the Blackstone Credit Facility in whole or in part, subject to early prepayment fees in an amount equal to (a) a full interest make-whole plus 3.00% if prepayment occurs on or prior to the first anniversary of the Closing Date, (b) 3.00% of principal prepaid if prepayment occurs after the first anniversary of the Closing Date but on or prior to the second anniversary of the Closing Date, and (c) 1.00% of principal prepaid if prepayment occurs after the second anniversary of the Closing Date and prior to or on the third anniversary of the Closing Date.

The Company’s obligations under the Blackstone Credit Facility are guaranteed by each of the Company’s subsidiaries and any future subsidiaries, subject to limited exceptions set forth in the Credit Agreement, and are secured by a security interest on substantially all of the assets of the Company and the subsidiary guarantors, including intellectual property.

The Credit Agreement includes representations and warranties, affirmative covenants (including reporting obligations), negative covenants and events of default that are usual and customary for facilities of this type, in each case, subject to certain permitted exceptions as set forth therein. The Company also contains a financial covenant for the benefit of the lenders, which requires the Company to have liquidity of at least $40 million as of the last business day of each fiscal quarter ending after the Closing Date, with liquidity defined as our unrestricted cash and cash equivalents.

The foregoing description of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the Credit Agreement, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

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

10.1#	Transition and Separation Agreement, dated May 14, 2025, by and between the Company and Burkhard Blank.

10.2

Loan Agreement, dated August 6, 2025, among MannKind Corporation, certain subsidiaries of MannKind Corporation, Wilmington Trust, National Association, Blackstone Alternative Credit Advisors LP and the lenders from time to time party thereto.

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

Dated: August 6, 2025	MANNKIND CORPORATION

	By:	/s/ MICHAEL E. CASTAGNA
Michael E. Castagna
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ CHRISTOPHER B. PRENTISS
Christopher B. Prentiss
Chief Financial Officer
(Principal Financial and Accounting Officer)