Form 10-Q
period 2025-09-30
MANNKIND CORP
filed 2025-11-05
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 24, 2025, there were 307,070,281 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

MANNKIND CORPORATION

Form 10-Q

For the Quarterly Period Ended September 30, 2025

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands except per share data)
Revenues:
Commercial product sales	$22,305	$19,728	$63,732	$59,272
Collaborations and services	26,506	23,268	78,727	74,130
Royalties	33,319	27,083	94,552	75,326
Total revenues	82,130	70,079	237,011	208,728
Expenses:
Cost of goods sold – commercial	4,498	3,197	12,873	12,621
Cost of revenue – collaborations and services	15,705	14,826	45,414	44,377
Research and development	14,063	12,926	38,760	34,755
Selling, general and administrative	29,088	23,916	85,724	70,357
(Gain) loss on foreign currency transaction	(120)	2,454	7,752	526
Total expenses	63,234	57,319	190,523	162,636
Income from operations	18,896	12,760	46,488	46,092
Other income (expense):
Interest income, net	2,628	3,179	6,416	9,790
Interest expense	(1,364)	(1,801)	(6,294)	(10,419)
Interest expense on liability for sale of future royalties	(3,514)	(4,089)	(10,564)	(12,720)
Interest expense on financing liability	(2,456)	(2,470)	(7,299)	(7,361)
Impairment of available-for-sale investment	(6,409)	—	(6,409)	(1,550)
Other income	—	32	—	32
Gain on bargain purchase	—	5,259	—	5,259
Loss on settlement of debt	—	—	—	(7,050)
Total other (expense) income	(11,115)	110	(24,150)	(24,019)
Income before income tax (benefit) expense	7,781	12,870	22,338	22,073
Income tax (benefit) expense	(204)	1,320	527	1,907
Net income	$7,985	$11,550	$21,811	$20,166
Net income per share – basic	$0.03	$0.04	$0.07	$0.07
Weighted average shares used to compute net income per share – basic	306,806	274,998	305,093	272,811
Net income per share – diluted	$0.03	$0.04	$0.07	$0.07
Weighted average shares used to compute net income per share – diluted	311,638	284,693	313,339	281,407

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Net income	$7,985	$11,550	$21,811	$20,166
Other comprehensive income:
Unrealized gain on available-for-sale securities	149	588	297	588
Adjustment for impairment of available-for-sale investment included in net income	(1,269)	—	(1,269)	—
Comprehensive income	$6,865	$12,138	$20,839	$20,754

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2025	December 31, 2024
	(In thousands except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$127,392	$46,339
Short-term investments	132,643	150,917
Accounts receivable, net	17,383	11,804
Inventory	26,972	27,886
Prepaid expenses and other current assets	54,447	31,360
Total current assets	358,837	268,306
Restricted cash	743	737
Long-term investments	26,226	5,482
Property and equipment, net	82,652	85,365
Goodwill	1,931	1,931
Other intangible assets	5,120	5,265
Other assets	19,131	26,757
Total assets	$494,640	$393,843

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$7,269	$6,792
Accrued expenses and other current liabilities	31,419	40,293
Senior convertible notes – current	36,224	—
Liability for sale of future royalties – current	13,841	12,283
Financing liability – current	10,254	10,062
Deferred revenue – current	10,123	12,407
Total current liabilities	109,130	81,837
Liability for sale of future royalties – long term	136,913	137,362
Financing liability – long term	93,310	93,877
Deferred revenue – long term	48,194	51,160
Recognized loss on purchase commitments – long term	65,956	58,204
Operating lease liability	10,258	11,645
Milestone liabilities	2,003	2,523
Term loan	73,428	—
Senior convertible notes	—	36,051
Total liabilities	539,192	472,659
Commitments and contingencies (Note 14)
Stockholders' deficit:
Undesignated preferred stock, $0.01 par value – 10,000,000 shares authorized; no shares issued or outstanding as of September 30, 2025 or December 31, 2024	—	—
Common stock, $0.01 par value – 800,000,000 shares authorized; 307,027,189 and 302,959,782 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	3,070	3,029
Additional paid-in capital	3,132,249	3,118,865
Accumulated other comprehensive income	137	1,109
Accumulated deficit	(3,180,008)	(3,201,819)
Total stockholders' deficit	(44,552)	(78,816)
Total liabilities and stockholders' deficit	$494,640	$393,843

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	(In thousands)
BALANCE, JANUARY 1, 2024	270,034	$2,700	$2,980,539	$—	$(3,229,407)	$(246,168)
Issuance of common stock from market price stock purchase plan	416	—	1,361	—	—	1,361
Net issuance of common stock associated with stock options and restricted stock units	337	3	263	—	—	266
Issuance of common stock pursuant to conversion of the Mann Group convertible note interest	15	—	56	—	—	56
Stock-based compensation expense	—	—	3,885	—	—	3,885
Net income	—	—	—	—	10,630	10,630
BALANCE, MARCH 31, 2024	270,802	$2,703	$2,986,104	$—	$(3,218,777)	$(229,970)
Net issuance of common stock associated with stock options and restricted stock units	1,855	19	(4,952)	—	—	(4,933)
Issuance of common stock pursuant to conversion of the Mann Group convertible note principal and interest	1,500	15	3,735	—	—	3,750
Issuance of common stock under employee stock purchase plan	310	3	956	—	—	959
Stock-based compensation expense	—	—	6,428	—	—	6,428
Net loss	—	—	—	—	(2,014)	(2,014)
BALANCE, JUNE 30, 2024	274,467	$2,740	$2,992,271	$—	$(3,220,791)	$(225,780)
Net issuance of common stock associated with stock options and restricted stock units	1,308	13	(1,524)	—	—	(1,511)
Stock-based compensation expense	—	—	5,227	—	—	5,227
Unrealized gain on available-for-sale securities	—	—	—	588	—	588
Net income	—	—	—	—	11,550	11,550
BALANCE, SEPTEMBER 30, 2024	275,775	$2,753	$2,995,974	$588	$(3,209,241)	$(209,926)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	(In thousands)
BALANCE, JANUARY 1, 2025	302,960	$3,029	$3,118,865	$1,109	$(3,201,819)	$(78,816)
Net issuance of common stock associated with stock options and restricted stock units	959	10	1,580	—	—	1,590
Stock-based compensation expense	—	—	5,385	—	—	5,385
Unrealized gain on available-for-sale securities	—	—	—	65	—	65
Net income	—	—	—	—	13,158	13,158
BALANCE, MARCH 31, 2025	303,919	$3,039	$3,125,830	$1,174	$(3,188,661)	$(58,618)
Net issuance of common stock associated with stock options and restricted stock units	2,040	20	(6,003)	—	—	(5,983)
Issuance of common stock under employee stock purchase plan	299	3	948	—	—	951
Issuance of common stock from market price stock purchase plan	74	1	336	—	—	337
Stock-based compensation expense	—	—	7,520	—	—	7,520
Unrealized gain on available-for-sale securities	—	—	—	83	—	83
Net income	—	—	—	—	668	668
BALANCE, JUNE 30, 2025	306,332	$3,063	$3,128,631	$1,257	$(3,187,993)	$(55,042)
Net issuance of common stock associated with stock options and restricted stock units	682	7	(750)	—	—	(743)
Issuance of common stock from market price stock purchase plan	13	—	50	—	—	50
Stock-based compensation expense	—	—	4,318	—	—	4,318
Adjustment for impairment loss of available- for-sale investment included in net income	—	—	—	(1,269)	—	(1,269)
Unrealized gain on available-for-sale securities	—	—	—	149	—	149
Net income	—	—	—	—	7,985	7,985
BALANCE, SEPTEMBER 30, 2025	307,027	$3,070	$3,132,249	$137	$(3,180,008)	$(44,552)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,811	$20,166
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	17,223	15,540
Interest on liability for sale of future royalties	10,564	12,720
Sold portion of royalty revenue	(9,455)	(7,533)
Write-off of inventory	8,335	1,909
Depreciation and amortization	6,254	5,211
Loss on foreign currency transaction	7,752	526
Impairment loss on available-for-sale investment	6,409	1,550
Net accretion of investments	(2,245)	(3,765)
Amortization of right-of-use assets	1,815	1,140
Amortization of debt discount and issuance costs	376	1,333
Loss on settlement of debt	—	7,050
Gain on bargain purchase	—	(5,259)
Loss on estimated returns of acquired product	—	1,444
Interest on Mann Group convertible note	—	56
Other, net	—	49
Changes in operating assets and liabilities:
Accounts receivable, net	(5,579)	(3,728)
Inventory	(7,421)	(27)
Prepaid expenses and other current assets	(12,360)	(6,442)
Other assets	(1,526)	(2,821)
Accounts payable	477	(3,136)
Accrued expenses and other current liabilities	(10,094)	(4,809)
Deferred revenue	(5,250)	(7,211)
Recognized loss on purchase commitments	—	(2,689)
Operating lease liabilities	(873)	(1,407)
Net cash provided by operating activities	26,213	19,867
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(144,080)	—
Proceeds from maturities of available-for-sale securities	143,812	—
Issuance of note receivable	(10,000)	—
Purchase of property and equipment	(2,572)	(6,797)
Purchase of held-to-maturity securities	—	(273,789)
Proceeds from maturities of held-to-maturity securities	—	135,317
Proceeds from insurance claim	—	396
Net cash used in investing activities	(12,840)	(144,873)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan	75,000	—
Payment of loan issuance costs	(2,347)	—
Payments for taxes related to net issuance of common stock associated with restricted stock units and stock options	(5,136)	(6,178)
Principal payments on financing liability	(530)	(282)
Proceeds from market price stock purchase plan and employee stock purchase plan	1,338	2,320
Milestone Right Agreement payment	(639)	(752)
Principal payments on financing lease liability	—	(3)
Principal and early extinguishment payments on MidCap credit facility	—	(36,617)
Principal and early extinguishment payments on Mann Group convertible note	—	(8,854)
Net cash provided by (used in) financing activities	67,686	(50,366)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	81,059	(175,372)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	47,076	238,480
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$128,135	$63,108

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid in cash	$5,569	$13,616
Income taxes paid in cash	1,156	1,961
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Amortization of liability for sale of future royalties	937	2,912
Non-cash construction-in-progress, property and equipment	825	1,486
Assumption of right-of-use-asset and operating lease liability	—	10,057
Non-cash acquisition of intangible asset	—	4,300
Payments of Mann Group principal and interest through common stock issuances	—	3,806
Non-cash acquisition of property and equipment	—	959
Addition of right-of-use-asset and lease liability	—	226

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

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three and nine months ended September 30, 2025 may not be indicative of the results that may be expected for the full year.

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

Business — MannKind is a biopharmaceutical company focused on the development and commercialization of patient-centric therapies that address serious unmet medical needs for those living with cardiometabolic and orphan lung diseases. The Company is currently commercializing Afrezza (insulin human) Inhalation Powder, an ultra rapid-acting inhaled insulin indicated to improve glycemic control in adults with diabetes, and the V-Go wearable insulin delivery device, which provides continuous subcutaneous infusion of insulin in adults that require insulin. The first product to come out of the orphan lung disease pipeline, Tyvaso DPI (treprostinil) inhalation powder, received approval from the U.S. Food and Drug Administration (“FDA”) in May 2022 for the treatment of pulmonary arterial hypertension (“PAH”) and for the treatment of pulmonary hypertension associated with interstitial lung disease (“PH-ILD”). The Company's development and marketing partner, UT, began commercializing Tyvaso DPI in June 2022 and is obligated to pay a 10% royalty on net sales of the product, of which 9% is allocated to the Company and 1% to another party as detailed in Note 14 – Commitments and Contingencies. The Company also receives a margin on supplies of Tyvaso DPI that it manufactures for UT. On August 24, 2025, the Company entered into a merger agreement (the "Merger Agreement") with scPharmaceuticals Inc. ("scPharma"), whose product FUROSCIX (furosemide injection) is used to treat fluid buildup in patients with chronic heart failure or chronic kidney disease. In connection with the transaction, the Company provided scPharma with a $10.0 million unsecured promissory note, which is included within prepaid expenses and other current assets on the Company's condensed consolidated balance sheets as of September 30, 2025. Following the completion of the merger on October 7, 2025, scPharma became a wholly owned subsidiary of the Company. See Note 16 – Subsequent Events.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues	2025	2024	2025	2024
Afrezza	$18,493	$15,035	$51,709	$45,762
V-Go	3,812	4,693	12,023	13,510
Collaborations and services	26,506	23,268	78,727	74,130
Royalties	33,319	27,083	94,552	75,326
Total revenues	82,130	70,079	237,011	208,728
Less significant segment expenses (income):
Cost of goods sold – commercial	4,498	3,197	12,873	12,621
Cost of revenue – collaborations and services	15,705	14,826	45,414	44,377
Research and development	14,063	12,926	38,760	34,755
Selling	14,694	13,093	43,335	36,189
General and administrative	14,394	10,823	42,389	34,168
Interest income, net	(2,628)	(3,179)	(6,416)	(9,790)
Interest expense, net	7,334	8,360	24,157	30,500
Impairment of available-for-sale investment	6,409	—	6,409	1,550
Loss on settlement of debt	—	—	—	7,050
Other segment items(1)	(324)	(1,517)	8,279	(2,858)
Consolidated net income	$7,985	$11,550	$21,811	$20,166

_________________________

(1) Includes (gain) loss on foreign currency transaction, loss on settlement of debt, loss on available-for-sale securities and income tax (benefit) expense.

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

For collaboration agreements that allow collaboration partners to select additional optioned products or services, the Company evaluates whether such options contain material rights (i.e., have exercise prices that are discounted compared to what the Company would charge for a similar product or service to a new collaboration partner). The exercise price of these options includes a combination of licensing fees, event-based milestone payments and royalties. When these amounts in aggregate are not offered at a discount that exceeds discounts available to other customers, the Company concludes the option does not contain a material right, and therefore is not included in the transaction price at contract inception. The Company assessed the CSA and determined that a material right existed for the manufacturing services performance obligation. The transaction price is allocated to the material right as well as the remaining performance obligations in accordance with ASC 606. The Company also evaluates grants of additional licensing rights upon option exercises to determine whether such should be accounted for as separate contracts. Any changes in transaction price is assessed by management as follows:

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

Revenue Recognition — Royalties — The Company recognizes royalty revenue for a sales-based or usage-based royalty if it is promised in exchange for an intellectual property license. The royalty revenue is recognized as of the later of the subsequent sale of the product occurs or if the performance obligation to which the royalty has been allocated has been satisfied or partially satisfied. The UT License Agreement (as defined in Note 9 – Collaborations, Licensing and Other Arrangements) entitles it to receive a 10% royalty on net sales of Tyvaso DPI for the license of the Company’s IP that was considered to be interdependent with the development activities that supported the approval of Tyvaso DPI. Although the Company recognizes a 10% royalty on net revenue from the sale of Tyvaso DPI as revenue, it only collects 9% of future royalties due to its sale in December 2023 of 1% of future royalties as detailed in Note 14 – Commitments and Contingencies. The First Amendment (as defined in Note 9 – Collaborations, Licensing and Other

Arrangements) to the UT License Agreement also entitles the Company to receive a 10% royalty on net sales of the new development product, if it is approved.

The Company’s net revenue as shown on the condensed consolidated statement of operations is comprised of revenue generated from product sales, services and royalties as shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue:
Product revenue (1)	$48,274	$42,959	$140,743	$132,945
Services (2)	537	37	1,716	457
Royalties (3)	33,319	27,083	94,552	75,326
Total net revenue	$82,130	$70,079	$237,011	$208,728

_________________________

(1)
Amounts represent the revenue from Afrezza and V-Go sales to wholesalers and specialty pharmacies and Tyvaso DPI to UT.
(2)
Amounts represent revenue generated from the Company's collaboration arrangements. See Note 9 – Collaborations, Licensing and Other Arrangements.
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

Cost of Goods Sold — Commercial - Cost of goods sold- commercial is associated with the product revenue for Afrezza and V-Go and includes material, labor costs and manufacturing overhead. Write-offs of inventory and certain other period costs are recorded as expenses in the period in which they are incurred, rather than as a portion of inventory costs. Cost of goods sold excludes the cost of insulin purchased under the Company’s Insulin Supply Agreement (the “Insulin Supply Agreement”) with Amphastar Pharmaceuticals, Inc. (“Amphastar”). The Company incurs a quarterly capacity fee through its agreement with Amphastar which is included in cost of goods sold. See Note 14 - Commitments and Contingencies for additional information on this agreement. All insulin inventory on hand was written off and the full purchase commitment contract to purchase future insulin was accrued as a recognized loss on purchase commitments in prior years.

Cost of Revenues — Collaborations and Services — Cost of revenues for collaborations and services is primarily associated with product revenue for Tyvaso DPI and includes material, labor cost and manufacturing overhead. Write-offs of inventory and certain other period costs are recorded as expenses in the period in which they are incurred, rather than as a portion of inventory costs. Cost of revenues for collaborations and services also includes the cost of product development.

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

Cash, Cash Equivalents and Restricted Cash — The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase, that are readily convertible into cash to be cash equivalents. As of September 30, 2025 and December 31, 2024, cash equivalents were comprised of interest-bearing money market funds, U.S. Treasury securities, corporate bonds and commercial paper with original maturities of 90 days or less from the date of purchase.

The Company records restricted cash when cash and cash equivalents are restricted as to withdrawal or usage. Restricted cash under a letter of credit issued in connection with a facility lease assumed by the Company that will not be available for use in the Company’s operations within 12 months of the reporting date is presented in non-current assets.

Available-for-Sale Investments — The Company's available-for-sale investments consist primarily of highly liquid money market funds, commercial bonds and paper, and U.S. Treasury securities that are intended to facilitate liquidity and capital preservation. Additionally, the Company had two convertible promissory notes issued by Thirona Bio, Inc. ("Thirona") which were classified as an available-for-sale investment for the year ended December 31, 2024. In September 2025, the Company determined the Thirona investment to be fully impaired and recognized a $6.4 million impairment loss. See Note 2 – Investments. Available-for-sale investments are measured at fair value with realized gains and losses and unrealized losses related to credit risk reported in other income (expense) in the condensed consolidated statements of operations. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income until realized. These investments with maturities less than 12 months are included in short-term investments and investments with maturities in excess of 12 months are included in long-term investments in the condensed consolidated balance sheets. The accretion of these investments, net of amortization, is recognized as interest income in the condensed consolidated statements of operations. See Note 2 – Investments.

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

Pre-Launch Inventory — An improvement to the manufacturing process for the Company’s primary excipient, fumaryl diketopiperazine (“FDKP”) was demonstrated to be viable and management expects to realize an economic benefit in the future as a result of such process improvement. Accordingly, the Company is required to assess whether to capitalize inventory costs related to such excipient prior to validation of the improved manufacturing process and adoption of the new supplier. In doing so, management must consider a number of factors in order to determine the amount of inventory to be capitalized, including the historical experience of modifying the Company’s manufacturing processes, feedback from technical experts and regulatory agencies on the changes being effected and the amount of inventory that is likely to be used in commercial production. The shelf life of the excipient will be determined as part of the validation process; in the interim, the Company must assess the available stability data to determine whether there is likely to be adequate shelf life to support anticipated future sales occurring beyond the expected adoption date of the new raw material. If management is aware of any specific material risks or contingencies other than the normal regulatory reporting process, or if the criteria for capitalizing inventory produced prior to regulatory approval are otherwise not met, the Company would not capitalize such inventory costs, and would instead recognize such costs as R&D expense in the period incurred. See Note 4 – Inventories.

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

Milestone Rights Liability — In July 2013, in conjunction with the execution of a now repaid loan agreement with Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (collectively, “Deerfield”), the Company entered into a Milestone Rights Purchase Agreement (the “Milestone Rights Agreement”) pursuant to which the Company issued certain milestone rights to Deerfield Private Design Fund II, L.P. and Horizon Santé FLML SÀRL (the “Original Milestone Purchasers”). The foregoing milestone rights provided the Original Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and Afrezza sales milestones, $45.0 million of which remains payable as of September 30, 2025 upon achievement of such milestones (collectively, the “Milestone Rights”). In December 2021, the Milestone Rights were purchased by Barings Global Special Situations Credit Fund 4 (Delaware), L.P. and Barings Global Special Situations Credit 4 (LUX) S.ar.l. (together, the “Milestone Purchasers”). As a result, the Milestone Purchasers have assumed the rights and obligations of the Original Milestone Purchasers and are now entitled to all rights under the Milestone Rights Agreement. The Milestone Rights liability is reported at fair value at the date of the agreement which is periodically offset against payments. See Note 10 – Fair Value of Financial Instruments.

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

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses, which amends ASC 220-40, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), to require disaggregated disclosure of income statement expenses for public entities. This ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The objective of this ASU is to address requests from investors for more detailed information about the types of expenses included in commonly presented expense captions. This ASU is effective for all public entities for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company does not anticipate that adoption of this ASU will have a material impact on its financial position, results of operations or cash flows.

In September 2025, the FASB issued ASU No. 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update provides all entities with a practical expedient and allows entities, other than public business entities, an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This ASU is to be applied prospectively and becomes effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods, provided that financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the potential impact of this ASU on its financial position, results of operations or cash flows.

In September 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which modifies the accounting for software costs under Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software. The objective of this ASU is to better align the accounting with how software is being developed by removing all references to prescriptive and sequential software development. Instead, an entity is required to start capitalizing software costs when both management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used for its intended purpose. This ASU is effective for all entities subject to the internal-use software guidance in Subtopic 350-40 for annual reporting periods beginning after December 15, 2027. Early adoption is permitted at the start of an annual period. The Company is currently evaluating the potential impact of this ASU on its financial position, results of operations or cash flows.

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

The contractual maturities of the Investments are summarized below (in thousands):

	September 30, 2025		December 31, 2024
	Available-for-Sale Investments		Available-for-Sale Investments
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Due in one year or less(1)	$249,469	$249,572	$165,466	$165,662
Due after one year through five years	26,192	26,226	5,498	5,482
Total	$275,661	$275,798	$170,964	$171,144

___________________________

(1)
The investments due in one year or less include cash equivalents of $116.9 million as of September 30, 2025 and $14.7 million as of December 31, 2024.

The fair value of the Investments are disclosed below (dollars in thousands):

	September 30, 2025
Available-for-Sale Investments	Investment Level	Amortized Cost (Carrying Value)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Money market funds and other	Level 1	$114,932	$—	$—	$114,932
Commercial bonds and paper	Level 2	47,763	56	(1)	47,818
U.S. Treasury securities	Level 2	112,966	90	(8)	113,048
Total cash equivalents and investments		275,661	146	(9)	275,798
Less: cash equivalents		(116,929)	—	—	(116,929)
Total Investments		$158,732	$146	$(9)	$158,869

	December 31, 2024
Available-for-Sale Investments	Investment Level	Amortized Cost (Carrying Value)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Money market funds	Level 1	$14,745	$—	$—	$14,745
Commercial bonds and paper	Level 2	44,145	49	(24)	44,170
U.S. Treasury securities	Level 2	112,074	184	(29)	112,229
Total cash equivalents and investments		170,964	233	(53)	171,144
Less: cash equivalents		(14,745)	—	—	(14,745)
Total Investments		$156,219	$233	$(53)	$156,399

As of September 30, 2025 and December 31, 2024, there was $1.5 million and $1.0 million, respectively, of accrued interest receivable on investments which is included in prepaid expense and other current assets in our condensed consolidated balance sheets.

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

The Thirona convertible notes were included in prepaid expense and other current assets as of December 31, 2024 in the condensed consolidated balance sheets. In September 2024, the Company recognized a loss of $1.6 million on its investment in Thirona as a result of modification of the Thirona convertible notes. As of December 31, 2024, the fair value of the Company's investment in Thirona was $6.3 million. In September 2025, Thirona initiated a cessation of operations following recent clinical trial results. The Company deemed this to be other-than-temporary and determined its available-for-sale investment in Thirona to be fully impaired and recognized a $6.6 million impairment loss, inclusive of the write off of previously recorded unrealized gains of $1.3 million, representing the fair value at the time. The Company also wrote off approximately $1.1 million of interest receivable on the Thirona convertible notes. The impairment was recorded in other income (expense) in the Company's condensed consolidated statements of operations.

3. Accounts Receivable

Accounts receivable, net consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Accounts receivable – commercial
Accounts receivable, gross	$17,285	$22,879
Wholesaler distribution fees and prompt pay discounts	(2,203)	(4,186)
Reserve for returns	(10,488)	(8,858)
Total accounts receivable – commercial, net	4,594	9,835
Accounts receivable – collaborations and services(1)	12,789	1,969
Total accounts receivable, net	$17,383	$11,804

___________________________

(1)
The balance as of December 31, 2024 includes the $1.1 million regulatory milestone payment receivable from Cipla. See Note 9 – Collaborations, Licensing and Other Arrangements – Cipla License and Distribution Agreement.

As of September 30, 2025, the Company had three wholesale distributors representing approximately 88% of commercial accounts receivable and approximately 77% and 75% of gross sales during the three and nine months ended September 30, 2025, respectively.

As of September 30, 2025, there was no allowance for credit losses for collaborations and services accounts receivable. The Company had one collaboration partner, UT, that comprised 96% of the collaboration and services net accounts receivable as of September 30, 2025 and approximately 98% of gross revenue from collaborations and services for both the three and nine months ended September 30, 2025.

4. Inventories

Inventories consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$7,217	$6,184
Work-in-process	10,091	10,661
Finished goods	9,664	11,041
Total inventory	$26,972	$27,886

Work-in-process and finished goods as of September 30, 2025 and December 31, 2024 include conversion costs and exclude the cost of insulin. All insulin inventory on hand was written off in prior years and the projected loss on the purchase commitment contract to purchase future insulin was accrued. See Note 14 – Commitments and Contingencies. Raw materials inventory included $0.8 million of pre-launch inventory as of September 30, 2025 and December 31, 2024, which consisted of FDKP received in November 2019.

The Company analyzed its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value. The Company also performed an assessment of projected sales and evaluated the lower of cost or net realizable value and the potential excess inventory on hand as of September 30, 2025 and December 31, 2024. Inventory that did not meet acceptable standards or was forecasted to become obsolete due to expiration is reserved for inventory obsolescence in the condensed consolidated balance sheets and recognized as costs of goods sold in the condensed consolidated statements of operations. As a result of these assessments, there were inventory write-offs of $3.3 million and $8.3 million for the three and nine months ended September 30, 2025, respectively, and $0.3 million and $1.9 million for the three and nine months ended September 30, 2024, respectively.

5. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Life (Years)	September 30, 2025	December 31, 2024
Land	—	$875	$875
Buildings	39-40	17,389	17,389
Building improvements	5-40	90,813	90,813
Machinery and equipment	3-15	68,075	64,879
Furniture, fixtures and office equipment	5-10	3,122	3,122
Computer equipment and software	3	8,814	8,814
Construction in progress	—	6,292	6,149
		195,380	192,041
Less accumulated depreciation		(112,728)	(106,676)
Total property and equipment, net		$82,652	$85,365

Depreciation expense related to property and equipment was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation expense	$2,012	$2,099	$6,108	$5,151

During the nine months ended September 30, 2025, the Company retired $0.1 million of manufacturing equipment, as it was no longer in service. During the three and nine months ended September 30, 2024, the Company retired $0.1 million of manufacturing equipment as it was no longer in service. The net book value for the disposed assets was de minimis. There were no asset retirements during the three months ended September 30, 2025.

6. Goodwill and Other Intangible Assets

Goodwill — Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The balance of goodwill was $1.9 million as of September 30, 2025 and December 31, 2024 as a result of the Company's acquisition of V-Go in May 2022. Goodwill is tested at least annually for impairment by assessing qualitative factors in determining whether it is more likely than not that the fair value of net assets is below their carrying amounts. See Note 1 – Description of Business and Significant Accounting Policies.

Other Intangible Assets — Other intangible assets consisted of the following (dollars in thousands):

	Estimated	September 30, 2025			December 31, 2024
	Useful Life (Years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Developed technology	7.5	$1,200	$(380)	$820	$1,200	$(235)	$965
iSPERSE License – IPR&D	—	4,300	—	4,300	4,300	—	4,300
Total		$5,500	$(380)	$5,120	$5,500	$(235)	$5,265

Amortization expense related to the developed technology was de minimis for the three and nine months ended September 30, 2025 and 2024. The estimated annual amortization expense for the developed technology held as of September 30, 2025 will be approximately $0.2 million per year for the years ended December 31, 2025 through 2029.

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

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	September 30, 2025	December 31, 2024
Salary and related expenses	$14,647	$20,570
Discounts and allowances for commercial product sales	7,139	9,393
Accrued interest	1,107	303
Deferred lease liability	1,957	2,423
Current portion of milestone rights liability(1)	520	639
Professional fees	1,695	1,311
Returns reserve for acquired product(2)	295	804
Other	4,059	4,850
Accrued expenses and other current liabilities	$31,419	$40,293

__________________________

(1)
See Note 14 – Commitments and Contingencies under Contingencies — Milestone Rights.
(2)
See Note 14 – Commitments and Contingencies under Loss Contingencies — Returns Reserve for Acquired Product.

8. Borrowings

Blackstone Credit Facility

On August 6, 2025 (the “Closing Date”), the Company entered into a senior secured term loan agreement (the “Credit Agreement”) with Blackstone Alternative Credit Advisors LP, as Blackstone Representative and Lead Arranger (in such capacity, “Blackstone”), the lenders party thereto from time to time, the subsidiary guarantors party thereto from time to time, and Wilmington Trust, National Association, as administrative agent and collateral agent for the lenders (in such capacity, the “Agent”). The Credit Agreement originally provided for up to $500 million in term loans, consisting of (i) a $75 million initial term loan, which was funded on the Closing Date, (ii) $125 million in delayed draw term loan commitments, which the Company may draw at its option during the 24 months immediately following the Closing Date, subject to customary conditions set forth in the Credit Agreement, and (iii) up to $300 million in the form of uncommitted delayed draw term loans, which the Company may borrow in the future subject to mutual agreement with Blackstone and the lenders under the Credit Agreement.

In connection with the execution of the Merger Agreement, on August 24, 2025, the Company entered into an amendment to the Credit Agreement (the “Credit Agreement Amendment”) with Blackstone, the lenders party thereto, the subsidiary guarantors party thereto, and the Agent, which amended the Credit Agreement (the Credit Agreement as amended by the Credit Agreement Amendment, the “Amended Credit Agreement”; and the credit facility provided for thereunder, the “Blackstone Credit Facility”). Pursuant to the Credit Agreement Amendment, among other things, the lenders party thereto agreed to provide an additional $175.0 million delayed draw term loan solely to finance a portion of the fees, premiums, expenses and other transaction costs incurred in connection with the transactions contemplated by the Merger Agreement (the “Transaction Funding”), subject to certain customary draw down conditions as set forth in the Credit Agreement Amendment. In addition, pursuant to the Credit Agreement Amendment, the lenders under the Amended Credit Agreement agreed to limit the conditions precedent to the Company’s borrowing of up to $75.0 million of delayed draw term loans (out of the aggregate $125.0 million in delayed draw term loan commitments available under the Credit Agreement) to certain customary draw down conditions as set forth in the Credit Agreement Amendment to the extent such loans are used solely for the Transaction Funding. In connection with the completion of the merger with scPharma, on October 7, 2025, the Company borrowed $250.0 million of delayed draw term loans. After giving effect to the transactions on October 7, 2025, the aggregate principal amount of outstanding term loans under the Amended Credit Agreement was $325.0 million. See Note 16 – Subsequent Events.

The Blackstone Credit Facility will mature on August 6, 2030 (the “Maturity Date”). The term loans thereunder bear interest at a rate per annum equal to, (i) in the case of a Base Rate Loan, the greatest of (a) the prime rate in effect on such day, (b) the federal funds rate in effect on such day plus 0.5%, (c) Adjusted Term SOFR (defined below) for a one-month’s tenor in effect on such day plus 1%, and (d) 3.0% plus a margin of 3.75%, or (ii) in the case of a SOFR Loan, the one, three or six month term SOFR (at the Company’s election), subject to a 2.00% floor (the “Adjusted Term SOFR”), plus a margin of 4.75%. In addition, upon the occurrence and continuation of an event of default under the Amended Credit Agreement, interest on the term loans accrues at the applicable rate plus 2.00% per annum. As of September 30, 2025, the effective interest rate is 9.62% per annum. Interest is paid quarterly or, if the Company elects 1-month SOFR, monthly. The interest rate margin increases to 4.00% in the case of a Base Rate Loan and 5.00% in the case of a SOFR Loan at any time the Company’s ratio of indebtedness to adjusted EBITDA (measured on a trailing four quarter basis) is greater than or equal to 5.00:1.00 as of the most recent fiscal quarter for which the Company has delivered financial statements. Term loans under the Amended Credit Agreement are funded net of an upfront fee payable by the Company. The Company shall pay the delayed draw term loan lenders a ticking fee at a rate per annum equal to 1.00% of the daily unused portion of the delayed draw term loan commitments beginning on the one year anniversary of the agreement through the end of the delayed draw commitment period, payable quarterly in arrears.

All term loans under the Blackstone Credit Facility, as well as any accrued and unpaid interest and fees, are repayable on the Maturity Date. The Company has the option to prepay the loans under the Blackstone Credit Facility in whole or in part, subject to early prepayment fees in an amount equal to (a) the greater of (i) the present value of the sum of (x) 3.00% of the principal amount to be prepaid as if that amount would otherwise be prepaid on the first anniversary of the Closing Date, and (y) the amount of all interest which would otherwise have accrued under the Amended Credit Agreement for the period from the date of such prepayment to the first anniversary of the Closing Date, assuming an interest rate for such period equal to the sum of the applicable margin for SOFR Loans plus Adjusted Term SOFR as of the date of determination, computed using a discount rate equal to the treasury rate as of such date plus 50 basis points (the “Make Whole Premium”) and (ii) 3.00% of the principal amount to be prepaid if prepayment occurs on or prior to the first anniversary of the Closing Date, (b) 3.00% of principal prepaid if prepayment occurs after the first anniversary of the Closing Date but on or prior to the second anniversary of the Closing Date, (c) 1.00% of principal prepaid if prepayment occurs after the second anniversary of the Closing Date and prior to or on the third anniversary of the Closing Date and (d) 0.00% after the date that is the third anniversary of the Closing Date. In addition, subject to the terms and conditions of the Amended Credit Agreement, the Company is required to make a mandatory prepayment of the term loans upon occurrence of certain events such as upon certain assets sales, events of loss, incurrence of debt not permitted to be incurred under the Amended Credit Agreement, or a change of control of our company.

The Company’s obligations under the Blackstone Credit Facility are guaranteed by each of the Company’s subsidiaries and any future subsidiaries, subject to limited exceptions set forth in the Amended Credit Agreement, and are secured by a security interest on substantially all of the assets of the Company and the subsidiary guarantors, including intellectual property.

The Amended Credit Agreement includes representations and warranties, affirmative covenants (including reporting obligations), negative covenants and events of default that are usual and customary for facilities of this type, in each case, subject to certain permitted exceptions as set forth therein. The Amended Credit Agreement also contains a financial covenant for the benefit of the lenders, which requires the Company to have liquidity of at least $40.0 million as of the last business day of each fiscal quarter ending after the Closing Date, with liquidity defined as our unrestricted cash and cash equivalents.

As of September 30, 2025, the Company’s net proceeds from the Blackstone Credit Facility were approximately $73.4 million, after deducting the initial transaction costs payable by the Company. As of September 30, 2025, the unamortized debt issuance cost were $1.6 million. As of September 30, 2025, there were no events of default and the Company was in compliance with all covenants under the Amended Credit Agreement.

Senior convertible notes

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

The Company’s net proceeds from the March 2021 offering were approximately $222.7 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by the Company. As of September 30, 2025 and December 31, 2024, the unamortized debt issuance cost was $0.1 million and $0.3 million, respectively.

The maturities of the Company’s borrowings under the Blackstone Credit Facility and senior convertible notes as of September 30, 2025 are as follows (in thousands):

Amounts
2025	$—
2026	36,319
2030	75,000
Total principal payments	111,319
Debt issuance costs	(1,667)
Total debt	$109,652

Amortization of debt issuance costs and debt discounts related to borrowings were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization of debt issuance cost	$106	$363	$221	$1,175
Amortization of debt discount (1)	—	—	—	85

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

9. Collaborations, Licensing and Other Arrangements

Revenue from collaborations and services were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
UT CSA(1)	$25,969	$23,231	$77,011	$73,673
Amphastar co-promotion agreement	500	—	1,500	—
Cipla License and Distribution Agreement	37	37	110	110
Other	—	—	106	—
UT License Agreement	—	—	—	347
Total revenue from collaborations and services	$26,506	$23,268	$78,727	$74,130

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

Total revenue from UT was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue from UT
Royalties(1)	$33,319	$27,083	$94,552	$75,326
UT CSA	25,969	23,231	77,011	73,673
UT License Agreement	—	—	—	347
Total revenue from UT	$59,288	$50,314	$171,563	$149,346

_________________________

(1)
Amounts consist of royalties associated with the UT License Agreement. The contract assets related to the royalties are included in prepaid expense and other current assets in the condensed consolidated balance sheets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
UT CSA Revenue
Sale of product(1)	$22,897	19,456	66,715	62,400
Recognition of previously deferred revenue	3,072	3,477	9,138	9,565
Other agreements	—	298	1,158	1,708
Total UT CSA revenue	$25,969	$23,231	$77,011	$73,673

_________________________

(1)
Sale of product included revenue related to fully reimbursable costs associated with product sales and other miscellaneous charges of $1.5 million and $5.8 million for the three and nine months ended September 30, 2024, and none in 2025.

There have been various amendments to the CSA since inception. As amended, the term of the CSA continues until December 31, 2031 (unless earlier terminated) and is thereafter renewed automatically for additional, successive two-year terms unless (i) UT provides notice to the Company at least 24 months in advance of such renewal that UT does not wish to renew the CSA or (ii) the Company provides notice to UT at least 48 months in advance of such renewal that the Company does not wish to renew the CSA. The Company and UT each have normal and customary termination rights, including termination for material breach that is not cured within a specific timeframe or in the event of liquidation, bankruptcy or insolvency of the other party.

During 2024, the Company also entered into additional agreements for individual performance obligations which are accounted for separately as they are distinct from Manufacturing Services and offered at a standalone selling price, for which we received revenue of $1.2 million for the nine months ended September 30, 2025 and $0.3 million and $1.7 million for the three and nine months ended September 30, 2024, respectively. No revenue was received for the three months ended September 30, 2025. Revenue is recognized at a point in time as services are rendered.

Also during 2024, the Company fully recognized the Next-Gen R&D Services performance obligation. The pre-production activities under the CSA, such as facility expansion services that were bundled services under the Manufacturing Services performance obligation were completed in 2024 and are being amortized over the CSA contractual term.

Under the terms of the UT License Agreement, UT has an option to develop additional dry powder inhalation therapies. In August 2025, UT exercised its right, which was memorialized in an amendment to the UT License Agreement (the "First Amendment"). Under the First Amendment, the Company will formulate an investigational molecule using its proprietary Technosphere® platform, and United Therapeutics will conduct preclinical and clinical development. Per the First Amendment, the Company received an upfront payment of $5.0 million in 2025 and is eligible to receive up to $35.0 million in development milestones, of which approximately $10.0 million is probable of being earned based on the current stage of development and achievement criteria. The remaining $30.0 million in development milestones is considered constrained due to the inherent uncertainty in the timing and likelihood of achieving the associated milestones. The Company is also eligible to receive 10% royalties on net sales of any resulting product. As of September 30, 2025, the initial upfront payment is included within deferred revenue - long term on the Company's condensed consolidated balance sheets and no revenue has been recognized.

As of September 30, 2025, deferred revenue from UT consisted of $57.2 million, of which $10.0 million was classified as current and $47.2 million was classified as long-term on the condensed consolidated balance sheet. As of December 31, 2024, deferred revenue consisted of $62.4 million, of which $12.3 million was classified as current and $50.1 million was classified as long-term on the condensed consolidated balance sheet. The deferred revenue balance included $52.2 million and $61.3 million of UT funded pre-production activities under the CSA, such as facility expansion services and other administrative services as of September 30, 2025 and December 31, 2024, respectively. The Company determined that the deferred revenue should be combined with the Manufacturing Services performance obligation and relates solely to a single partially satisfied performance obligation pursuant to the CSA which will be recognized as product is delivered over the CSA term based on the measurement of progress.

Thirona Collaboration Agreement — In June 2021, the Company and Thirona entered into a collaboration agreement to evaluate the therapeutic potential of Thirona’s compound for the treatment of fibrotic pulmonary diseases. If initial studies had proven promising, the Company would have had the rights to seek a full license to the compound for clinical development and commercialization. The parties performed their respective obligations and provided reasonable support for research, clinical development and regulatory strategy. The collaboration agreement was accounted for under ASC 808, Collaborative Agreements; however, no consideration was exchanged between the parties. The costs incurred by the Company were expensed as R&D in the condensed consolidated statements of operations. In September 2025, Thirona initiated a cessation of operations following recent clinical trial results. The Company does not anticipate additional work to be performed or expenses to be incurred related to this agreement.

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

Cipla License and Distribution Agreement — In May 2018, the Company and Cipla Ltd. (“Cipla”) entered into an exclusive agreement for the marketing and distribution of Afrezza in India and the Company received a $2.2 million nonrefundable license fee. Under the terms of the agreement, Cipla is responsible for obtaining regulatory approvals to distribute Afrezza in India and for all marketing and sales activities of Afrezza in India. The Company is responsible for supplying Afrezza to Cipla. The Company is entitled to an additional regulatory milestone payment, minimum purchase commitment revenue and royalties on Afrezza sales in India once cumulative gross sales have reached a specified threshold. In December 2024, the Central Drugs Standard Control Organisation ("CDSCO") in India approved Afrezza for adults and, accordingly, the Company was entitled to the regulatory milestone payment from Cipla totaling $1.1 million, which was recognized as revenue from collaborations and services in the year ended December 31, 2024. The Company expects to ship product in the fourth quarter of 2025.

The initial $2.2 million nonrefundable licensing fee was recorded in deferred revenue and is being recognized in net revenue – collaborations over 15 years, representing the estimated period to satisfy the performance obligation.

As of September 30, 2025, the deferred revenue balance for Cipla was $1.1 million, of which $0.1 million was classified as current and $1.0 million was classified as long term in the condensed consolidated balance sheets. As of December 31, 2024, the deferred revenue balance was $1.2 million, of which $0.1 million was classified as current and $1.1 million was classified as long term in the condensed consolidated balance sheets.

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

The Company identified a single performance obligation that the Company will satisfy over time. The total transaction price of $2.5 million is considered fixed consideration of which $0.5 million and $1.5 million was recognized as revenue from collaborations and services in our condensed consolidated statement of operations in the three and nine months ended September 30, 2025, respectively. The remaining $0.5 million will be recognized based on the measurement of progress as the performance obligation is satisfied through December 2025.

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

The carrying amounts reported in the condensed consolidated financial statements for cash, accounts receivable, accounts payable, and accrued expenses and other current liabilities (excluding the Milestone Rights liability) approximate their fair value due to their relatively short maturities. As the term loan is subject to variable interest rates that are based on market rates which regularly reset, the Company believes that the carrying value of the term loan approximates its fair value. The fair value of the senior convertible notes, Milestone Rights liability, Financing liability and Liability for sale of future royalties are disclosed below.

Financial Liabilities — The following tables set forth the fair value of the Company’s financial instruments (Level 3 in the fair value hierarchy) (in millions):

	September 30, 2025
		Fair Value
	Carrying Value	Significant Unobservable Inputs (Level 3)
Financial liabilities:
Senior convertible notes(1)	$36.2	$41.0
Milestone rights(2)	2.5	17.6
Financing liability(3)	103.6	116.5
Liability for sale of future royalties(4)	150.8	160.3

_________________________

(1)
Fair value was determined by applying a discounted cash flow analysis to the straight note with a hypothetical yield of 7.0%, volatility of 59.4% and a Monte Carlo simulation for the value of the conversion feature. A change in yield of + or – 2% would result in a fair value of $40.7 million and $41.3 million, respectively.
(2)
Fair value was determined by applying a Monte Carlo simulation method for the calculation of the potential payment and the Geometric Brownian Motion forecasting model to estimate the underlying revenue. Market based inputs and other Level 3 inputs were used to forecast future revenue. The key inputs used included a risk-free rate of 3.9%, dividend yield of 0%, volatility of 45.0%, period of 6.25 years and credit risk of 11.0%.
(3)
Fair value was determined by applying a discounted cash flow analysis with a hypothetical yield of 8.0%. A change in yield of + or – 2% would result in a fair value of $102.7 million and $133.3 million, respectively.
(4)
Fair value was determined by applying a discounted cash flow analysis with a hypothetical yield of 9.0%. A change in yield of + or – 2% would result in a fair value of $142.4 million and $182.2 million, respectively.

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

11. Common and Preferred Stock

The Company is authorized to issue 800,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series as designated by the Company’s board of directors. No other class of capital stock is authorized. As of September 30, 2025 and December 31, 2024, 307,027,189 and 302,959,782 shares of common stock, respectively, were issued and outstanding and no shares of preferred stock were outstanding.

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

During the nine months ended September 30, 2025, the Company received $0.4 million from the market price stock purchase plan ("MPSPP") for 86,684 shares of common stock. During the nine months ended September 30, 2024, the Company received $1.4 million from the MPSPP for 416,099 shares of common stock.

For shares of common stock issued pursuant to the Company's 2004 employee stock purchase plan ("ESPP"), see Note 13 – Stock-Based Compensation Expense.

12. Earnings per Common Share

The following tables summarize the components of the basic and diluted EPS computations (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
EPS – basic:
Net income (numerator)	$7,985	$11,550	$21,811	$20,166
Weighted average common shares (denominator)	306,806	274,998	305,093	272,811
Net income per share	$0.03	$0.04	$0.07	$0.07
EPS – diluted:
Net income (numerator)	$7,985	$11,550	$21,811	$20,166

Weighted average common shares	306,806	274,998	305,093	272,811
Effect of dilutive securities – common shares issuable	4,832	9,695	8,246	8,596
Adjusted weighted average common shares (denominator)	311,638	284,693	313,339	281,407
Net income per share	$0.03	$0.04	$0.07	$0.07

For the three months ended September 30, 2025, diluted net income per share excluded the weighted average effect of 13.7 million shares of common stock underlying RSUs and Market and Performance RSUs, 0.8 million shares of common stock underlying options and PNQs and 7.0 million common shares issuable upon conversion of our senior convertible notes as they were antidilutive.

For the nine months ended September 30, 2025, diluted net income per share excluded the weighted average effect of 6.2 million shares of common stock underlying RSUs and Market and Performance RSUs, 0.3 million shares of common stock underlying options and PNQs and 7.0 million common shares issuable upon conversion of our senior convertible notes as they were antidilutive.

For the three months ended September 30, 2024, diluted net income per share excluded the weighted average effect of 10.4 million shares of common stock underlying RSUs and Market and Performance RSUs, 0.4 million shares of common stock underlying options and PNQs and 44.1 million common shares issuable upon conversion of our senior convertible notes as they were antidilutive.

For the nine months ended September 30, 2024, diluted net income per share excluded the weighted average effect of 9.1 million shares of common stock underlying RSUs and Market RSUs, 0.7 million shares of common stock underlying options and PNQs and 44.1 million common shares issuable upon conversion of our senior convertible notes as they were antidilutive.

13. Stock-Based Compensation Expense

The Company granted the following awards (in shares):

	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended September 30,
	2025		2025		2025
Employee awards:
RSUs	767,353	(1)	1,695,403	(2)	116,840	(6)
Market RSUs	—		1,715,000	(3)	—
Performance RSUs	—		1,000,000	(4)	508,500	(7)
Non-employee director RSUs	—		443,974	(5)	—
Total awards issued	767,353		4,854,377		625,340

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
(6)
RSUs had a weighted average grant date fair value of $3.99 per share, of which 93,840 had a vesting period of 33.3% annually over the second, third, and fourth anniversary of the vesting determination date, and 23,000 RSUs had a vesting period of 25% annually over four years.
(7)
508,500 performance RSUs had a grant date fair value of $3.99 per share and will vest on March 15, 2027. The number of shares delivered on the vesting date, as a percentage of the specified target, shall be determined by the net sales achieved by the Endocrine Business Unit, as reported by the Company for the period from October 1, 2026 to December 31, 2026 as follows: less than $21.0 million=0% target, $21.0 million=25% target, $25.0 million=100% target, and $50.0 million or higher=200% target.

As of September 30, 2025, there was $25.1 million, $28.3 million, and $3.1 million of unrecognized stock-based compensation expense related to RSUs, Market RSUs and Performance RSUs, respectively, which is expected to be recognized over a weighted average period of approximately 2.70, 1.92, and 2.14 years, respectively.

Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
RSUs and options	$4,165	$5,047	$16,735	$14,994
Employee stock purchase plan	153	180	488	546
Total	$4,318	$5,227	$17,223	$15,540

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

There were approximately 2.1 million shares of common stock available for issuance under the ESPP as of September 30, 2025.

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

Contingencies — Milestone Rights — In July 2013, the Company entered into the Milestone Rights Agreement with the Original Milestone Purchasers, pursuant to which the Company granted the Milestone Rights to receive payments up to $90.0 million upon the occurrence of specified strategic and sales milestones, of which $45.0 million remains payable to the Milestone Purchasers as of September 30, 2025.

The Milestone Rights Agreement includes customary representations and warranties and covenants by the Company, including restrictions on transfers of intellectual property related to Afrezza. The Milestone Rights are subject to acceleration in the event the Company transfers its intellectual property related to Afrezza in violation of the terms of such agreement.

During the nine months ended September 30, 2025, the Company achieved an Afrezza net sales milestone, as specified by the Milestone Rights, and recognized approximately $0.6 million of the $5.0 million payment as a reduction to the Milestone Rights liability on our condensed consolidated balance sheets, which represents the fair value as determined in 2013 (the most recent measurement date).

As of September 30, 2025, the remaining Milestone Rights liability balance was $2.5 million and consisted of $0.5 million of current liability, which was presented as accrued expenses and other current liabilities, and $2.0 million of long-term liability, which was presented as milestone liabilities in the condensed consolidated balance sheets. As of December 31, 2024, the remaining Milestone Rights liability balance was $3.2 million and consisted of $0.7 million of current liability, which was presented as accrued expenses and other current liabilities, and $2.5 million of long-term liability, which was presented as milestone liabilities in the condensed consolidated balance sheets. The value of the Milestone Rights liability was based on initial fair value estimates calculated using the income approach and is reduced by milestone achievement payments made.

Loss Contingencies — Returns Reserve for Acquired Product — During the nine months ended September 30, 2024, the Company reassessed its previously-determined estimate for product returns associated with sales of V-Go that pre-date the Company's acquisition of the product and recorded an additional $1.4 million, which was recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheet as of September 30, 2024. The return accrual is being reduced as product returns are received. Related losses on estimated returns of acquired product were recorded in selling, general and administrative expenses in the condensed consolidated statements of operations.

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

Given the Company’s continuing involvement with the generation of Tyvaso DPI revenue under the UT License Agreement and CSA, which includes the Company’s supply and manufacture of Tyvaso DPI, and the Company’s retention and associated defense and maintenance obligations of the intellectual property required in the manufacture of Tyvaso DPI, the Upfront Proceeds were recorded as a liability for sale of future royalties (the “Royalty Liability”) on the condensed consolidated balance sheets, and any proceeds from future milestones will be added to the Royalty Liability balance upon receipt. Although the Company is not obligated to repay any portion of the Purchase Price to Sagard, the Royalty Liability under the PSA is secured by a security interest granted to Sagard in the underlying 1% royalty rights and any proceeds therefrom. As a result of the PSA, transaction costs totaling $4.4 million (including the Reimbursements) are reported net of the Royalty Liability balance and amortized to interest expense in the condensed consolidated statements of operations over the life of the PSA using the effective interest method. Unamortized transaction costs were approximately $4.0 million and $4.1 million as of September 30, 2025 and December 31, 2024.

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

The following table shows the activity within the Royalty Liability account as well as the effective interest rate (dollars in thousands):

Amount
Balance, December 31, 2024	$149,645
Amortization of deferred transaction costs	172
Non-cash interest expense on liability for sale of future royalties	10,392
Royalty revenue earned by or payable to Sagard	(9,455)
Balance, September 30, 2025	$150,754

Effective interest rate	8.8% – 9.7%

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

As of September 30, 2025, the related financing liability was $103.6 million, which was recognized in the condensed consolidated balance sheet and of which $93.3 million was long-term and $10.3 million was current. As of December 31, 2024, the related financing liability was $103.9 million, of which $93.9 million was long-term and $10.1 million was current.

Financing liability information was as follows (dollars in thousands):

	September 30, 2025	December 31, 2024
Weighted average remaining lease term (in years)	16.1	16.8
Weighted average discount rate	9.0%	9.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense	$2,403	$2,417	$7,144	$7,205
Amortization of debt issuance costs	53	53	155	156
Interest expense on financing liability	$2,456	$2,470	$7,299	$7,361

The Company's remaining financing liability payments were as follows (in thousands):

September 30, 2025
2025 (Remaining)	$2,595
2026	10,533
2027	10,849
2028	11,174
2029	11,510
Thereafter	165,769
Total	212,430
Interest payments	(106,555)
Debt issuance costs	(2,311)
Total financing liability	$103,564

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

In December 2023, the Company and Amphastar amended the Insulin Supply Agreement to extend the term, restructure the annual purchase commitments and include a capacity fee for certain future periods. The Company's remaining purchase commitments and estimated capacity fee liability as of September 30, 2025 were as follows (€ in millions):

	September 30, 2025
	Remaining Purchase Commitments	Estimated Capacity Fees
2025 (Remaining)(1)	—	0.4
2026	4.1	2.0
2027	6.0	1.0
2028	5.9	1.0
2029	5.8	1.0
2030	5.8	1.0
2031	7.8	0.5
2032	7.8	0.5
2033	7.7	0.5
2034	4.3	0.5
Total	55.2	8.4

_________________________

(1)
During the three and nine months ended September 30, 2025, the Company incurred a capacity fee of €375,000, or $0.4 million and €1.1 million or $1.3 million, respectively, which was recognized as cost of goods sold for commercial sales in our condensed consolidated statement of operations. For each quarter that the Company decides to delay purchases beyond the first quarter of 2026, the Company is subject to an additional capacity fee of €750,000 per quarter.

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

The Company periodically reviews the terms of the long-term Insulin Supply Agreement and assesses the need for any accrual for estimated losses, such as lower-of-cost or net-realizable-value that will not be recovered by future product sales. The recognized loss on purchase commitments of $66.0 million and $58.2 million is included in our condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively, and is reduced as inventory items are received or such liability is extinguished.

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

Lease information was as follows (dollars in thousands):

	September 30, 2025	December 31, 2024
Operating lease right-of-use assets(1)	$11,294	$13,109

Operating lease liability-current(2)	$1,957	$2,423
Operating lease liability-long-term	10,258	11,645
Total	$12,215	$14,068

Weighted average remaining lease term (in years)	6.8	7.1
Weighted average discount rate	7.3%	7.3%

_________________________

(1)
Operating right-of-use assets related to vehicles, offices and the manufacturing facility for V-Go are included in other assets in the condensed consolidated balance sheets.
(2)
Operating lease liability – current is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease costs	$674	$719	$2,132	$1,417
Variable lease costs	199	104	631	122
Cash paid	873	860	2,764	1,407

The Company's future minimum office and vehicle lease payments were as follows (in thousands):

September 30, 2025
2025 (Remaining)	$733
2026	2,502
2027	2,476
2028	2,087
2029	1,485
Thereafter	6,236
Total	15,519
Interest expense	(3,304)
Total operating lease liability	$12,215

15. Income Taxes

During the three and nine months ended September 30, 2025, the Company recorded an income tax benefit of $0.2 million and income tax provision of $0.5 million, respectively, related to state taxes, which was calculated using the discrete year-to-date method. The income tax provision for the three and nine months ended September 30, 2024 was $1.3 million and $1.9 million, respectively. The effective tax rate differs from the statutory tax rate of 21% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and concluded, in accordance with the applicable accounting standards, that net deferred tax assets should be fully reserved.

The Company has assessed its position with regards to uncertainty in tax positions and has not recognized a liability for unrecognized tax benefits. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax (benefit) expense. During the nine months ended September 30, 2025, the Company recognized a de minimis amount of interest and penalties. The Company’s tax years since 2020 remain subject to examination by tax authorities.

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

On July 4, 2025, the reconciliation bill, commonly referred to as the One Big Beautiful Bill Act ("OBBBA") was signed into law, which includes a broad range of tax reform provisions that may affect the Company's financial results. The OBBBA reinstates immediate deduction for domestic Research and Development ("R&D") expenses, reinstates elective 100% first-year bonus depreciation for qualified property, and changes the calculation of and the tax rate applicable on Foreign-derived Deduction Eligible Income and income from non-U.S. subsidiaries (Net CFC Tested Income), among other provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently evaluating the full extent of the impact of the OBBBA on its consolidated results of operations and financial position, however, does not expect the legislation to have a material impact on its income tax expense.

16. Subsequent Events

Acquisition of scPharmaceuticals, Inc.

On October 7, 2025, the Company completed its acquisition of scPharma, a publicly held pharmaceutical company focused on cardiovascular and renal care, at a price of $5.35 per share in cash plus one non-tradable contingent value right ("CVR") per share, which represents the right to receive up to an aggregate amount of $1.00 per CVR in cash upon the achievement of certain regulatory and net sales milestones on or prior to the applicable milestone outside dates, for total consideration of up to $6.35 per share in cash, representing a total equity value of approximately $303.8 million and representing a total deal value of up to approximately $363.5 million if the CVR milestones are achieved at the maximum payment amount. Upon the closing of the transaction, MannKind repaid and extinguished all outstanding indebtedness of scPharma under its credit facility with Perceptive Credit Holdings IV, LP (“Perceptive”) and bought out Perceptive’s rights to receive revenue payments pursuant to its revenue purchase and sale agreement, which equaled an aggregate repayment and buyout amount of $82.6 million ("scPharma Debt Extinguishment").

Due to the proximity of the transaction closing date to the Company’s filing date of this Quarterly Report, the initial accounting for the Transaction is incomplete, and therefore the Company is unable to disclose certain information required by ASC 805, Business Combinations, including the provisional amounts recognized as of the acquisition date for each major class of assets acquired, liabilities assumed, and goodwill, and the supplemental pro forma revenue and earnings for the combined entity, and as such, required disclosures will be presented in future periods. The accounting impact of this acquisition and the results of operations for scPharma will be included in our consolidated financial statements beginning on October 7, 2025.

Blackstone Credit Facility

On October 7, 2025, the Company borrowed $250.0 million in delayed draw term loans to fund the acquisition of scPharma and the scPharma Debt Extinguishment. The Blackstone Credit Facility will mature on Maturity Date. The term loans thereunder bear interest at a rate per annum equal to, (i) in the case of a Base Rate Loan, the greatest of (a) the prime rate in effect on such day, (b) the federal funds rate in effect on such day plus 0.5%, (c) Adjusted Term SOFR for a one-month’s tenor in effect on such day plus 1%, and (d) 3.0% plus a margin of 3.75%, or, (ii) in the case of a SOFR Loan, the one, three or six month term Adjusted Term SOFR (at the Company’s election), plus a margin of 4.75%. The interest rate margin increases to 4.00% in the case of a Base Rate Loan and 5.00% in the case of a SOFR Loan at any time the Company’s ratio of indebtedness to adjusted EBITDA (measured on a trailing four quarter basis) is greater than or equal to 5.00:1.00 as of the most recent fiscal quarter for which the Company has delivered financial statements. Following the draw of the delayed term loans on October 7, 2025, the SOFR Loans borrowed under the Blackstone Credit Facility will be subject to the Adjusted Term SOFR plus margin of 5.00% after the delivery of year-end financial statements. See Note 8 – Borrowings for additional discussion of the terms and conditions of the Blackstone Credit Facility.

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

OVERVIEW

We are a biopharmaceutical company focused on the development and commercialization of patient-centric therapies that address serious unmet medical needs for those living with cardiometabolic and orphan lung diseases. We currently commercialize two products: Afrezza (insulin human) Inhalation Powder, an ultra rapid-acting inhaled insulin indicated to improve glycemic control in adults with diabetes, and the V-Go wearable insulin delivery device, which provides continuous subcutaneous infusion of insulin in adults that require insulin. Afrezza was developed by us and received approval from the FDA in June 2014. Afrezza consists of a dry powder formulation of human insulin delivered from a small portable inhaler. V-Go received 510(k) clearance by the FDA in 2010 and has been available commercially since 2012. In May 2022, we acquired V-Go from Zealand Pharma A/S and Zealand Pharma US, Inc. V-Go is a mechanical basal-bolus insulin delivery system that is worn like a patch and can eliminate the need for taking multiple daily injections. The first product to come out of our orphan lung disease pipeline, Tyvaso DPI (treprostinil) inhalation powder, received FDA approval in May 2022 for the treatment of PAH and PH-ILD. Our development and marketing partner, United Therapeutics, began commercializing Tyvaso DPI in June 2022 and is obligated to pay us a royalty on net sales of the product. We also receive a margin on supplies of Tyvaso DPI that we manufacture for UT.

Our pipeline of potential treatments for orphan lung diseases includes inhaled clofazimine (MNKD-101) for the treatment of severe chronic and recurrent pulmonary infections, including nontuberculous mycobacterial ("NTM") lung disease. The FDA has designated inhaled clofazimine as both an orphan drug and as a qualified infectious disease product for the treatment of pulmonary NTM infections. It has also granted Fast Track designation to our development program. In 2024, we initiated a global Phase 3 registrational study of inhaled clofazimine with sites in the United States, Japan, South Korea, Taiwan, and Australia. We expect enrollment of subjects into this study to continue into 2026. The other major program in our pipeline is a dry-powder formulation of nintedanib (MNKD-201) for the treatment of idiopathic pulmonary fibrosis ("IPF"). In 2024, we conducted a Phase 1 clinical study of MNKD-201, which met its primary objective of demonstrating positive safety results and good tolerability in healthy volunteers. We are currently initiating a global Phase 2 trial that is expected to begin enrolling patients in early 2026.

In October 2025, we acquired scPharmaceuticals Inc. ("scPharma") whose approved product, Furoscix, consists of a novel formulation of furosemide delivered via scPharma’s device supplier-developed on-body infusor, which delivers an 80 mg/10 mL dose over five hours. Furoscix was approved by the FDA for the treatment of congestion due to fluid overload in adults with New York Heart Association (“NYHA”) Class II/III and IV chronic heart failure. The commercial launch of Furoscix for congestion in patients with chronic heart failure commenced in the first quarter of 2023. In March 2025, Furoscix was also approved by the FDA for the treatment of edema due to fluid overload in adult patients with chronic kidney disease ("CKD") and launched in April 2025.

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

As of September 30, 2025, we had cash, cash equivalents and investments of $286.3 million, an accumulated deficit of $3.2 billion and a total stockholders’ deficit of $44.6 million. We had net income of $8.0 million and $21.8 million for the three and nine months ended September 30, 2025, respectively. To date, we have funded our operations primarily through the sale of our equity and convertible debt securities, from the receipt of upfront and milestone payments from collaborations, from borrowings, from sales of

Afrezza and V-Go, from royalties and manufacturing revenue from UT, from proceeds of the sale-leaseback of our manufacturing facility in Danbury, CT and from the sale of a portion of future royalties that we receive from UT.

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

Three and nine months ended September 30, 2025 and 2024

Revenues

The following table provides a comparison of the revenue categories for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Revenues
Commercial product sales:
Gross revenue from product sales	$32,420	$32,232	$188	1%
Less: Wholesaler distribution fees, rebates and chargebacks, product returns and other discounts	10,115	12,504	$(2,389)	(19%)
Net revenue from commercial product sales	$22,305	$19,728	$2,577	13%
Gross-to-net revenue adjustment percentage	31%	39%
Collaborations and services	26,506	23,268	$3,238	14%
Royalties	33,319	27,083	$6,236	23%
Total revenues	$82,130	$70,079	$12,051	17%

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Revenues
Commercial product sales:
Gross revenue from commercial product sales	$95,894	$97,953	$(2,059)	(2%)
Less: Wholesaler distribution fees, rebates and chargebacks, product returns and other discounts	32,162	38,681	$(6,519)	(17%)
Commercial product sales	$63,732	$59,272	$4,460	8%
Gross-to-net revenue adjustment percentage	34%	39%
Collaborations and services	78,727	74,130	$4,597	6%
Royalties	94,552	75,326	$19,226	26%
Total revenues	$237,011	$208,728	$28,283	14%

Afrezza — Gross revenue from sales of Afrezza increased by $3.0 million, or 13%, for the three months ended September 30, 2025 compared to the same period in the prior year, primarily driven by increased price and higher demand. The gross-to-net adjustment was 30% of gross revenue, or $7.8 million, for the three months ended September 30, 2025 compared to 36% of gross revenue, or $8.3 million, for the same period in the prior year. The decreased gross-to-net percentage was primarily attributable to a decrease in rebates. As a result, net revenue from sales of Afrezza increased by $3.5 million, or 23%, for the three months ended September 30, 2025 compared to the same period in the prior year.

Gross revenue from sales of Afrezza increased by $6.4 million, or 9%, for the nine months ended September 30, 2025 compared to the same period in the prior year, primarily driven by increased price and higher demand. The gross-to-net adjustment was 32% of gross revenue, or $24.8 million, for the nine months ended September 30, 2025 compared to 35% of gross revenue, or $24.4 million, for the same period in the prior year. The decreased gross-to-net percentage was primarily attributable to a decrease in rebates. As a result, net revenue from sales of Afrezza increased by $5.9 million, or 13%, for the nine months ended September 30, 2025 compared to the same period in the prior year.

V-Go — Gross revenue from sales of V-Go decreased by $2.8 million, or 31%, for the three months ended September 30, 2025 compared to the same period in the prior year as a result of lower demand partially offset by increased price. The gross-to-net adjustment was 38% of gross revenue, or $2.3 million, for the three months ended September 30, 2025 compared to 47% of gross revenue, or $4.2 million, for the same period in the prior year. The improved gross-to-net percentage was primarily attributable to a decrease in rebates related to implementation of a strategy to reduce active contracts. As a result, net revenue from sales of V-Go decreased by $0.9 million, or 19%, for the three months ended September 30, 2025 compared to the same period in the prior year.

Gross revenue from sales of V-Go decreased by $8.5 million, or 30%, for the nine months ended September 30, 2025 compared to the same period in the prior year and was primarily a result of lower demand partially offset by increased price. The gross-to-net adjustment was 38% of gross revenue, or $7.3 million, for the nine months ended September 30, 2025 compared to 51% of gross revenue, or $14.3 million, for the same period in the prior year. The improved gross-to-net percentage was primarily attributable to a decrease in rebates related to a reduction in active contracts. As a result, net revenue from sales of V-Go decreased by $1.5 million, or 11%, for the nine months ended September 30, 2025 compared to the same period in the prior year.

Collaborations and Services — Net revenue from collaborations and services increased by $3.2 million, or 14%, for the three months ended September 30, 2025 compared to the same period in the prior year due to increases in revenue from our agreements with UT and Amphastar. The $2.7 million increase in revenue from UT was primarily attributable to an increase in revenue from product sold to UT of $3.4 million partially offset by decreases of $0.3 million in revenue from other agreements and $0.4 million related to the recognition of deferred revenue. The Amphastar co-promote agreement provided additional revenue of $0.5 million.

Net revenue from collaborations and services increased by $4.6 million, or 6%, for the nine months ended September 30, 2025 compared to the same period in the prior year due to increases in revenue from our agreements with UT and Amphastar. The $3.3 million increase in revenue from UT was primarily attributable to an increase in revenue from product sold to UT of $4.3 million partially offset by decreases of $0.6 million in revenue from other agreements and $0.4 million related to the recognition of deferred revenue. The Amphastar co-promote agreement provided additional revenue of $1.5 million.

Royalty revenue from UT increased by $6.2 million, or 23%, for the three months ended September 30, 2025 and $19.2 million, or 26%, for the nine months ended September 30, 2025 due to UT's increase in net revenue from sales of Tyvaso DPI.

Commercial product gross profit

The following table provides a comparison of the commercial product gross profit categories for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Commercial product gross profit:
Commercial product sales	$22,305	$19,728	$2,577	13%
Less: Cost of goods sold	4,498	3,197	$1,301	41%
Commercial product gross profit:	$17,807	$16,531	$1,276	8%
Gross margin	80%	84%

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Commercial product gross profit:
Commercial product sales	$63,732	$59,272	$4,460	8%
Less: Cost of goods sold	12,873	12,621	$252	2%
Commercial product gross profit:	$50,859	$46,651	$4,208	9%
Gross margin	80%	79%

Commercial product gross profit increased by $1.3 million, or 8%, for the three months ended September 30, 2025 compared to the same period in the prior year primarily due to an increase in revenue for Afrezza partially offset by an increase in cost of goods sold. Afrezza cost of goods sold increased primarily due to the quarterly capacity fee of $0.4 million associated with our Amphastar agreement which began in the first quarter of 2025. This increase was partially offset by increased efficiencies in manufacturing activities in our Danbury, CT facility.

Commercial product gross profit increased by $4.2 million, or 9%, for the nine months ended September 30, 2025 compared to the same period in the prior year primarily due to an increase in revenue for Afrezza partially offset by a decrease in revenue for V-Go.

Expenses

The following table provides a comparison of the expense categories for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Expenses:
Cost of goods sold – commercial	$4,498	$3,197	$1,301	41%
Cost of revenue – collaborations and services	15,705	14,826	$879	6%
Research and development	14,063	12,926	$1,137	9%
Selling, general and administrative	29,088	23,916	$5,172	22%
(Gain) loss on foreign currency transaction	(120)	2,454	$(2,574)	*
Total expenses	$63,234	$57,319	$5,915	10%

_________________________

* Not meaningful

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Expenses:
Cost of goods sold - commercial	$12,873	$12,621	$252	2%
Cost of revenue – collaborations and services	45,414	44,377	$1,037	2%
Research and development	38,760	34,755	$4,005	12%
Selling, general and administrative	85,724	70,357	$15,367	22%
Loss on foreign currency transaction	7,752	526	$7,226	1,374%
Total expenses	$190,523	$162,636	$27,887	17%

Cost of revenue – collaborations and services increased by $0.9 million, or 6%, for the three months ended September 30, 2025 and $1.0 million, or 2%, for the nine months ended September 30, 2025 compared to the same periods in the prior year. The increases were primarily attributable to an increase in production related inventory write-offs for the period in addition to increase in costs of sales associated with an increase in the number of blisters sold, which was partially offset by decreases in cost per blister due to increased efficiencies in manufacturing activities in our Danbury, CT facility.

Research and development expenses increased by $1.1 million, or 9%, for the three months ended September 30, 2025 compared to the same period in the prior year. The increase was primarily attributable to continued patient enrollment in our ICoN-1 clinical study for MNKD-101 and clinical production scale-up for MNKD-201. These increases were partially offset by the completion of our Afrezza clinical study (INHALE-3) and Phase 1 MNKD-201 studies in 2024, as well as lower costs for our Afrezza pediatric clinical study (INHALE-1) as the study was closed out in the second quarter of 2025.

Research and development expenses increased by $4.0 million, or 12%, for the nine months ended September 30, 2025 compared to the same period in the prior year. The increase was primarily attributable to continued patient enrollment in our ICoN-1 clinical study for MNKD-101, clinical production scale-up for MNKD-201, and personnel costs primarily due to additional headcount as a result of the Pulmatrix transaction in the third quarter of 2024, which bolstered our research capabilities and capacity. These increases were partially offset by the completion of INHALE-3, the Phase 1 clinical study for MNKD-201, and toxicology studies in 2024, as well as lower costs for INHALE-1 as the study was closed out in the second quarter of 2025.

Selling, general and administrative expenses increased by $5.2 million, or 22%, for the three months ended September 30, 2025 compared to the same period in the prior year. The increase was primarily driven by higher headcount and personnel-related costs including deploying a medical science liaison team and higher Afrezza promotional costs. Additionally, general and administrative expenses included $3.7 million of incremental costs associated with the acquisition of scPharma which was completed in October 2025. See Note 16 – Subsequent Events.

Selling, general and administrative expenses increased by $15.4 million, or 22%, for the nine months ended September 30, 2025 compared to the same period in the prior year. The increase was largely attributable to higher headcount and personnel-related expense as well as deploying a medical science liaison team and Afrezza promotional costs. Additionally, general and administrative expenses included $3.7 million of incremental costs associated with the acquisition of scPharma, which was completed in October 2025. These increases were partially offset by a $1.4 million charge recorded in the prior year period for estimated returns associated with sales of V-Go that pre-dated our acquisition of the product.

Gain on foreign currency transaction was $0.1 million for the three months ended September 30, 2025 compared to a loss of $2.5 million for the same period in the prior year, and a loss of $7.8 million for the nine months ended September 30, 2025 compared to a loss of $0.5 million for the same period in the prior year. These non-cash changes were due to fluctuations in U.S. dollar to Euro exchange rates. Under the Insulin Supply Agreement with Amphastar, payment obligations for future purchases are denominated in Euros. We are required to record the foreign currency transaction impact of the U.S. dollar to Euro exchange rate associated with the recognized gain or loss on purchase commitments.

Other Income (Expense)

The following table provides a comparison of the other income (expense) categories for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Interest income, net	$2,628	$3,179	$(551)	(17%)
Interest expense	(1,364)	(1,801)	$(437)	(24%)
Interest expense on liability for sale of future royalties	(3,514)	(4,089)	$(575)	(14%)
Interest expense on financing liability	(2,456)	(2,470)	$(14)	(1%)
Impairment of available-for-sale investment	(6,409)	—	$6,409	100%
Other income	—	32	$32	(100%)
Gain on bargain purchase	—	5,259	$(5,259)	(100%)
Total other (expense) income	$(11,115)	$110	$11,225	*

_________________________

* Not meaningful

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Interest income, net	$6,416	$9,790	$(3,374)	(34%)
Interest expense	(6,294)	(10,419)	$(4,125)	(40%)
Interest expense on liability for sale of future royalties	(10,564)	(12,720)	$(2,156)	(17%)
Interest expense on financing liability	(7,299)	(7,361)	$(62)	(1%)
Impairment of available-for-sale investment	(6,409)	(1,550)	$(4,859)	313%
Other income	—	32	$(32)	(100%)
Gain on bargain purchase	—	5,259	$(5,259)	(100%)
Loss on settlement of debt	—	(7,050)	$7,050	100%
Total other expense	$(24,150)	$(24,019)	$131	1%

Interest income, net, consisting of interest and accretion on investments net of amortization, decreased by $0.6 million for the three months ended September 30, 2025 compared to the same period in the prior year, and by $3.4 million for the nine months ended

September 30, 2025 compared to the same period in the prior year. These decreases were primarily due to a lower average balance on our securities portfolio and lower yields.

Interest expense decreased by $0.4 million for the three months ended September 30, 2025 compared to the same period in the prior year due to a principal debt reduction from the exchange of an aggregate principal amount of approximately $193.7 million of our senior convertible notes due March 2026 in December 2024.

Interest expense decreased by $4.1 million for the nine months ended September 30, 2025 compared to the same period in the prior year as a result of the following principal debt reductions that occurred in 2024: (i) $28.3 million full repayment to MidCap under the MidCap credit facility in April 2024, (ii) the discharge and termination of $8.8 million of the outstanding principal balance under the Mann Group convertible note in April 2024 and (iii) the exchange of an aggregate principal amount of approximately $193.7 million of our senior convertible notes due March 2026 in December 2024.

Interest expense on liability for sale of future royalties decreased by $0.6 million and $2.2 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year. Interest consists of imputed interest and the amortization of debt issuance costs on the liability recorded in connection with the sale of 1% of our Tyvaso DPI royalties in December 2023. See Note 14 – Commitments and Contingencies.

Interest expense on financing liability was $2.5 million for each of the three months ended September 30, 2025 and 2024, and $7.3 million and $7.4 million for the nine months ended September 30, 2025 and 2024, respectively. Interest expense on financing liability represented interest incurred on the sale lease-back transaction for our manufacturing facility in Danbury, Connecticut.

Impairment of available-for-sale investment of $6.4 million for the three and nine months ended September 30, 2025 was a result of the write-off of the Thirona investment. Impairment of available-for-sale investment for the nine months ended September 30, 2024 was $1.6 million as a result of modification of the Thirona investment.

Gain on bargain purchase of $5.3 million for the three and nine months ended September 30, 2024 was the result of the excess of net assets acquired over consideration paid in the Pulmatrix Transaction.

Loss on settlement of debt of $7.1 million for the nine months ended September 30, 2024 was incurred in connection with the repayment of the MidCap credit facility and Mann Group convertible note in April 2024. See Note 8 – Borrowings.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Net Income	Basic EPS	Net Income	Basic EPS	Net Income	Basic EPS	Net Income	Basic EPS
	(In thousands except per share data)
GAAP reported net income	$7,985	$0.03	$11,550	$0.04	$21,811	$0.07	$20,166	$0.07
Non-GAAP adjustments:
Sold portion of royalty revenue (1)	(3,332)	(0.01)	(2,708)	(0.01)	(9,455)	(0.03)	(7,533)	(0.03)
Interest expense on liability for sale of future royalties	3,514	0.01	4,089	0.02	10,564	0.03	12,720	0.04
Acquisition related expenses (2)	3,673	0.01	—	—	3,673	0.01	—	—
Impairment loss on available-for-sale investment	6,409	0.02	—	—	6,409	0.02	1,550	0.01
Stock compensation	4,318	0.01	5,227	0.02	17,223	0.06	15,540	0.06
(Gain) loss on foreign currency transaction	(120)	—	2,454	0.01	7,752	0.03	526	—
Gain on bargain purchase	—	—	(5,259)	(0.02)	—	—	(5,259)	(0.02)
Loss on settlement of debt	—	—	—	—	—	—	7,050	0.03
Non-GAAP adjusted net income	$22,447	$0.07	$15,353	$0.06	$57,977	$0.19	$44,760	$0.16
Weighted average shares used to compute net income per share – basic	306,806		274,998		305,093		272,811

_________________________

(1)
Represents the non-cash portion of the 1% royalty on net sales of Tyvaso DPI earned during the three and nine months ended September 30, 2025 and 2024, which is remitted to the royalty purchaser and recognized as royalties from collaborations in our condensed consolidated statements of operations. Our royalties from collaborations during the three and nine months ended September 30, 2025 totaled $33.3 million and $94.6 million, respectively, of which $3.3 million and $9.5 million, respectively were remitted to the royalty purchaser.
(2)
Represents transaction fees incurred during the three and nine months ended September 30, 2025 associated with the acquisition of scPharma.

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

As of September 30, 2025, we had $66.0 million in insulin purchase commitments and $111.3 million principal amount of outstanding debt, consisting of:

•
$75.0 million aggregate principal amount under the Blackstone Credit Facility. The Blackstone Credit Facility will mature on August 6, 2030. As of September 30, 2025, the term loans thereunder bore interest at a rate per annum equal to 9.00%. The interest rate is subject to fluctuation. We have the option to prepay the loans under the Blackstone Credit Facility in whole or in part, subject to early prepayment fees on or prior to the third anniversary of the Closing Date. See Note 8 – Borrowings for further information related to the Blackstone Credit Facility.
•
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

In addition, in October 2025, we borrowed an additional $250.0 million in delayed draw term loans under the Blackstone Credit Facility to fund the acquisition of scPharma and the scPharma Debt Extinguishment (see Note 16 – Subsequent Events). Following this delayed draw, the SOFR Loans borrowed under the Blackstone Credit Facility will be subject to the Adjusted Term SOFR plus margin of 5.00% after the delivery of year-end financial statements.

To date, we have been able to timely make our required interest payments, but we cannot guarantee that we will be able to do so in the future. If we fail to repay, repurchase or redeem, as applicable, our outstanding indebtedness and/or notes when required, we will be in default under the applicable instrument for such indebtedness and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the noteholders initiating bankruptcy proceedings or causing us to cease operations altogether.

In July 2013, we issued the Milestone Rights pursuant to the Milestone Rights Agreement to the Original Milestone Purchasers. The Milestone Rights were subsequently assigned the Milestone Purchasers. The Milestone Rights provide the Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones, $45.0 million of which remain payable as of September 30, 2025. See Note 14 – Commitments and Contingencies for further information related to the Milestone Rights.

In October 2025, we entered into the CVR Agreement with the rights agent party thereto, which governs the terms of the CVRs issued to the former stockholders of scPharma in the acquisition transaction. The maximum aggregate amount payable with respect to the CVRs issued at the closing of the acquisition is $59.7 million, subject to the achievement of certain regulatory and net sales milestones on or prior to the applicable milestone outside dates in accordance with the CVR Agreement.

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

In February 2018, we entered into the CF Sales Agreement with Cantor Fitzgerald, as sales agent, which was amended and restated in February 2025. Under the CF Sales Agreement, Cantor Fitzgerald may sell shares of our common stock by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. In February 2025, we filed a sales agreement prospectus under a registration statement on Form S-3 covering the sale of up to $200.0 million of our common stock through Cantor Fitzgerald under the CF Sales Agreement, of which $200.0 million remained available as of September 30, 2025.

During the nine months ended September 30, 2025, we generated $26.2 million of cash from our operating activities. Cash used in operating activities consisted of net income of $21.8 million offset by non-cash adjustments of $47.0 million and a net decrease in cash flows from operating assets and liabilities of $42.6 million. Non-cash items primarily included stock-based compensation of $17.2 million, loss on foreign currency transactions of $7.8 million and interest on liability for sale of future royalties of $10.6 million. These charges were partially offset by the sold portion of royalty revenue of $9.5 million. The net decrease in cash flows from operating assets and liabilities was primarily due to a decrease of $12.4 million in prepaid expenses and other current assets and a decrease of $10.1 million in accrued expenses and other current liabilities.

During the nine months ended September 30, 2024, we generated $19.9 million of cash from our operating activities. Cash used in operating activities consisted of net income of $20.2 million offset by non-cash adjustments of $32.0 million and a net decrease in cash flows from operating assets and liabilities of $32.3 million. Non-cash items primarily included stock-based compensation of $15.5 million, loss on foreign currency transactions of $0.5 million and interest on liability for sale of future royalties of $12.7 million. These charges were partially offset by the sold portion of royalty revenue of $7.5 million and a gain on bargain purchase of $5.3 million. The decrease in cash flows from operating assets and liabilities was primarily due to a decrease of $7.2 million in deferred revenue, decrease of $6.4 million in prepaid expenses and other current assets and a decrease of $4.8 million in accrued expenses and other current liabilities.

Cash used in investing activities of $12.8 million for the nine months ended September 30, 2025 was primarily due to the $10.0 million issuance of a note receivable and the purchase of $144.1 million of debt securities, partially offset by the maturity of $143.8 million of debt securities.

Cash used in investing activities of $144.9 million for the nine months ended September 30, 2024 was primarily due to the purchase of $273.8 million of debt securities and $6.8 million of property and equipment, partially offset by the maturity of $135.3 million of debt securities.

Cash provided by financing activities of $67.7 million for the nine months ended September 30, 2025 was primarily due to proceeds from a term loan of $75.0 million under the Blackstone Credit Facility, partially offset by $5.1 million of payments to taxing authorities from equity withheld upon vesting of RSUs and stock options and loan issuance costs of $2.3 million.

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

Future Liquidity Needs

We believe we will be able to meet our near-term liquidity needs based on our cash, cash equivalents and investments on hand, sales of Afrezza, V-Go and Furoscix, royalties and manufacturing revenue from the production and sale of Tyvaso DPI and borrowings under the Blackstone Credit Facility, as well as through debt or equity financing, if necessary, for our long-term liquidity needs. We expect to continue to incur expenditures for the foreseeable future in support of our manufacturing operations, sales and marketing costs for our products and development costs for other product candidates in our pipeline. As of September 30, 2025, we had capital resources comprised of cash, cash equivalents, short-term investments and long-term investments totaling $286.3 million, and total principal amount of outstanding borrowings of $111.3 million, which amounts do not take into account our completion of the scPharma acquisition in October 2025 and the scPharma Debt Extinguishment, and our additional $250.0 million term loan borrowing in October 2025 under the Blackstone Credit Facility in connection with such acquisition. See Note 16 – Subsequent Events.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The senior convertible notes have a fixed interest rate of 2.50%, and therefore the interest expense associated with such debt is not exposed to changes in market interest rates. Interest on borrowings under the Blackstone Credit Facility accrue interest at a rate per annum equal to (i) in the case of a Base Rate Loan, the greatest of (a) the prime rate in effect on such day, (b) the federal funds rate in effect on such day plus 0.5%, (c) Adjusted Term SOFR for a one-month’s tenor in effect on such day plus 1%, and (d) 3.0% plus a margin of 3.75%, or (ii) in the case of a SOFR Loan, one, three or six month Adjusted Term SOFR (at our election), subject to a 2% floor, plus a margin of 4.75%. The interest rate margin increases to 4.00% in the case of a Base Rate Loan and 5.00% in the case of a SOFR Loan at any time the Company’s ratio of indebtedness to adjusted EBITDA (measured on a trailing four quarter basis) is greater than or equal to 5.00:1.00 as of the most recent fiscal quarter for which the Company has delivered financial statements. Accordingly, our interest expense under the Blackstone Credit Facility is subject to changes in the various market interest rates. If a hypothetical 10% change in the SOFR interest rates on September 30, 2025 were to have occurred, this change would not have had a material effect on our annual interest payment obligation on the borrowings under the Blackstone Credit Facility, which as of September 30, 2025, are SOFR Loans. See Note 8 – Borrowings for information about the principal amount of outstanding debt.

Foreign Currency Exchange Risk

We incur and will continue to incur significant expenditures for insulin supply obligations under our Insulin Supply Agreement. Such obligations are denominated in Euros. At the end of each reporting period, the recognized gain or loss on purchase commitment is converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and the Euro. For the nine months ended September 30, 2025, we realized a $7.8 million currency loss, which was reflected as loss on foreign currency transaction in the accompanying condensed consolidated statements of operations.

Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. If a change in the U.S. dollar to Euro exchange rate equal to 10% of the U.S. dollar to Euro exchange rate on September 30, 2025 were to have occurred, this change would have resulted in a foreign currency impact to our pre-tax income of approximately $6.6 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and our Chief Financial Officer have concluded, as of such date, that our disclosure controls and procedures were effective at the reasonable assurance level.

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

RISKS RELATED TO OUR BUSINESS

The products that we or our collaboration partner are commercializing may only achieve a limited degree of commercial success.*

Successful commercialization of therapeutic products is subject to many risks, including some that are outside our control. There are numerous examples of failures to fully exploit the market potential of therapeutic products, including by biopharmaceutical and device companies with more experience and resources than us. Products that we commercialize ourselves (including FUROSCIX and any products that we may develop or acquire in the future) and the product that is commercialized by our current collaboration partner (including future products that may be commercialized by a collaboration partner) may not gain market acceptance among physicians, patients, third-party payers and the healthcare community. The degree of market acceptance of our or a collaboration partner’s products depends on many factors, including the following:

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

In order to increase adoption and sales of our products, we need to continue to develop our commercial organization, including maintaining and growing a highly experienced and skilled workforce with qualified sales representatives.*

With the closing of our acquisition of scPharma, we now have two sales forces that promote our products to different target groups of physicians. In order to successfully commercialize our approved products, we must continue to build our sales, marketing, distribution, managerial and other commercial capabilities. The market for skilled commercial personnel is highly competitive, and we may not be able to hire all of the personnel we need on a timely basis or retain them for a sufficient period. Factors that may hinder our ability to successfully market and commercially distribute our products include:

•
inability to recruit, retain and effectively manage adequate numbers of effective sales personnel;
•
lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies that have more extensive product lines; and
•
unforeseen delays, costs and expenses associated with maintaining our sales organization.

If we are unable to maintain effective sales forces for our products, including potential future products, we may not be able to generate sufficient product revenue in the United States. We are required to expend significant time and resources to train our sales forces to educate physicians about our products. In addition, we must continually train our sales forces and equip them with effective marketing materials to ensure that a consistent and appropriate message about our products is being delivered to our potential customers. We currently have limited resources compared to some of our competitors, and the continued development of our own commercial organization to market our products and any additional products we may develop or acquire will be expensive and time-consuming. We also cannot be certain that we will be able to continue to successfully develop this capability.

Similarly, if UT does not effectively engage or maintain its sales force for Tyvaso DPI, our ability to recognize royalties and manufacturing revenue from this collaboration will be adversely affected.

Manufacturing risks may adversely affect our ability to manufacture our products and Tyvaso DPI, which could reduce our gross margin and profitability.*

Afrezza and Tyvaso DPI are manufactured by us in our Danbury, Connecticut facility, where we assemble the inhalers from their individual molded parts, formulate the inhalation powders, fill plastic cartridges with the powders, package the cartridges into secondary packaging and assemble the final kits. If and when needed, we also utilize a contract packager to assemble final kits for commercial sale.

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

Unlike Afrezza and Tyvaso DPI, which are assembled and formulated domestically, V-Go is wholly manufactured on our behalf by contract manufacturers located in China. Our contract manufacturer uses MannKind-owned, custom-designed, semi-automated manufacturing equipment and production lines to meet our quality requirements. Separate contract manufacturers in China perform release testing, sterilization, inspection and packaging functions. As a result, our V-Go business is subject to risks associated with doing business in China, including:

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

Similarly, the drug formulation and device components of FUROSCIX are manufactured for us by third parties. In addition to the risks identified above, any future curtailment in the availability of materials could result in production or other delays with consequent adverse effects on us. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays or higher raw material costs.

If our suppliers fail to deliver materials and services needed for commercial manufacturing in a timely and sufficient manner or fail to comply with applicable regulations, and if we fail to timely identify and qualify alternative suppliers, our business, financial condition and results of operations would be harmed and the market price of our common stock and other securities could decline.*

For the commercial manufacture of inhaled drug products, we need access to sufficient, reliable and affordable supplies of raw materials for formulating powders, such as FDKP, as well as other components, such as the inhaler and the related cartridges. For Afrezza, we also require a supply of insulin. Currently, the only source of insulin that we have qualified for Afrezza is manufactured by Amphastar. We must rely on all of our suppliers to comply with relevant regulatory and other legal requirements, including the production of insulin and FDKP in accordance with cGMP for drug products, and the molding of the inhaler and cartridges components in accordance with QSRs.

For certain other components, such as packaging materials, we obtain materials from a limited number of suppliers, including some parts and components that are purchased from single-source vendors. For outsourced products such as FUROSCIX and V-Go, this is also true for some of the components required by our contract manufacturers. Depending on a limited number of suppliers exposes us to risks, including limited control over pricing, availability, quality and delivery schedules. In addition, we do not have long-term supply agreements for such components and, in many cases, purchases are made on a purchase order basis. As a result, our suppliers have no obligation to manufacture for us or sell to us any given quantity of components. Because we do not have long-standing relationships with all of the suppliers in our supply chain, we may not be able to convince them to continue to make components available to us unless there is demand for such components from their other customers. If any one or more of our suppliers cease to provide us with sufficient quantities of components in a timely manner or on pricing and quality terms acceptable to us, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our products, our quality control standards and regulatory requirements, we cannot quickly engage additional or replacement suppliers for some of our critical components.

In addition, materials sourced from suppliers located outside the United States have or may become subject to tariffs under U.S. trade policies. Although our current inventories of such materials are sufficient to meet our projected production levels for at least the next six months, our manufacturing costs may be impacted by any prevailing tariffs on imports at the time such materials enter the United States. Components made domestically from imported materials that are currently subject to tariffs are also expected to become more expensive in the future. These and any future tariffs will increase our cost of goods and decrease our operating margins.

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

Recent and potential future changes in international trade policies, particularly regarding U.S.-China trade relations and pharmaceutical-specific tariffs, present material risks to our operations and financial performance. While we manufacture Afrezza and Tyvaso DPI in our Danbury, Connecticut facility and our FUROSCIX contract manufacturers have domestic operations, we and our suppliers must obtain raw materials, chemicals, device components, and specialized equipment from international sources. In addition, V-Go is manufactured for us by contract manufacturers in China, although this product is currently eligible for duty-free treatment under a specific exemption in the HTSUS.

Unlike many industries, our ability to pass increased costs to customers is limited by the structure of pharmaceutical and medical device pricing and reimbursement systems. Pricing for our products is established through annual or multi-year contracts with commercial, third-party payors and pharmacy benefit managers, customers, and group purchasing organizations, and reimbursement methodologies established by government programs, such as Medicare. These arrangements typically include fixed pricing terms that were negotiated prior to the implementation of the recently announced tariffs. As a result, and depending on the timing and scope of the implementation of these tariffs, cost increases due to tariffs may be difficult or impossible to pass through to customers until the next negotiation cycle, which could be up to 36 months away.

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

We may not realize the anticipated benefits of the scPharma acquisition or any future acquisition or strategic transaction; we may be unable to successfully integrate new products, technologies or businesses we acquire.*

In October 2025, we acquired scPharma as part of a strategy of assessing potential strategic acquisitions, dispositions, partnerships and other strategic transactions. We expect to continue this strategy by periodically evaluating and pursuing acquisition of companies, therapeutic products, product candidates and technologies. The integration of any acquired business, product, technology or other assets into our company may be complex and time-consuming and, if such businesses, products, technologies or assets are not successfully integrated, we may not achieve the anticipated benefits, cost-savings or growth opportunities. Potential difficulties that may be encountered in the integration process include the following:

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

Furthermore, these acquisitions and other arrangements, even if successfully integrated, may fail to further our business strategy as anticipated, expose us to increased competition or challenges with respect to our products or geographic markets, and expose us to additional liabilities or restructuring costs associated with an acquired business, product, technology or other asset or arrangement. In particular, the scPharma acquisition may have a potentially adverse effect on our net debt and liquidity position as a result of all or a portion of an acquisition purchase price being paid in cash and may significantly increase our interest expense, leverage and debt service requirements because we incurred debt to pay for the acquisition. Any one of these challenges or risks could impair our ability to realize any benefit from our acquisitions or arrangements after we have expended resources on them. Future acquisitions or dispositions could also result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses or write-offs of goodwill, any of which could harm our financial condition.

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
•
the costs of developing and commercializing our products;

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
•
actions taken by the FDA and other regulatory authorities affecting Afrezza, V-Go, Tyvaso DPI, FUROSCIX, our product candidates or competitive products;
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
sell royalties or revenue interests;
•
amend or modify certain material agreements;
•
engage in additional lines of business;
•
encumber assets;

•
pay dividends or make other distributions to holders of our capital stock;
•
make specified investments;
•
change certain organizational documents; and
•
engage in transactions with our affiliates.

In addition, the Blackstone Credit Facility requires us to maintain at least $40.0 million of liquidity, tested quarterly, with liquidity defined as our unrestricted cash and cash equivalents held in collateral accounts of the lenders. The covenants in the Blackstone Credit Facility could prevent us from pursuing business opportunities that we or our stockholders may consider beneficial.

Our obligations under the Blackstone Credit Facility are guaranteed by each of our subsidiaries and any future subsidiaries, subject to limited exceptions, and are secured by a security interest in substantially all of our and the subsidiary guarantors’ assets, including intellectual property. A breach of any of these covenants could result in an event of default under the Blackstone Credit Facility. If we default under our obligations under the Blackstone Credit Facility, the lenders could proceed against the collateral granted to them to secure our indebtedness or declare all obligations under the Blackstone Credit Facility to be due and payable. In certain circumstances, procedures by the lenders could result in a loss by us of all of our equipment and inventory, which are included in the collateral granted to the lenders. In addition, upon any distribution of assets pursuant to any liquidation, insolvency, dissolution, reorganization or similar proceeding, the holders of secured indebtedness will be entitled to receive payment in full from the proceeds of the collateral securing our secured indebtedness before the holders of other indebtedness or our common stock will be entitled to receive any distribution with respect thereto.

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

As of September 30, 2025, we had an accumulated deficit of $3.2 billion. The accumulated deficit has resulted principally from costs incurred in our R&D programs, the write-off of assets (including goodwill, inventory and property, plant and equipment) and general operating expenses. We expect to make substantial expenditures and may incur operating losses in the future in order to continue commercializing our products and to advance development of product candidates in our pipeline.

In addition, we may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. For example, in December 2024, we exchanged an aggregate principal amount of approximately $193.7 million of our senior convertible notes for 26,749,559 shares of our common stock and a cash payment of approximately $89.2 million. We may seek to retire or purchase the remaining senior convertible notes. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, any such purchases or exchanges may result in us acquiring and retiring a substantial amount of such indebtedness, which could impact the trading liquidity of such indebtedness.

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

If we do not obtain regulatory approval of our products in foreign jurisdictions, we will not be able to market in such jurisdictions, which could limit our commercial revenues. We may not be able to establish additional regional partnerships or other arrangements with third parties for the commercialization of our products outside of the United States.*

Afrezza has been approved in the United States, Brazil and India, but we have not yet obtained approval in any other jurisdiction. V-Go has received 510(k) clearance from the FDA, but has not received a comparable approval in any other country. Similarly, FUROSCIX is approved only in the United States. In order to market our products in a foreign jurisdiction, we must obtain regulatory approval in each such foreign jurisdiction, and we may never be able to obtain such approvals. The research, testing, manufacturing, labeling, sale, import, export, marketing, and distribution of therapeutic products outside the United States are subject to extensive regulation by foreign regulatory authorities, whose regulations differ from country to country. We will be required to comply with the different regulations and policies of the jurisdictions where we seek approval for our products, and we have not yet identified all of the requirements that we will need to satisfy to submit our products for approval for other jurisdictions. This will require additional time, expertise and expense, including the potential need to conduct additional studies or development work for other jurisdictions beyond the work that we have conducted to support the approval of our products in the United States.

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

If product liability claims are brought against us, we may incur significant liabilities and suffer damage to our reputation.*

The testing, manufacturing, marketing and sales of our products and any clinical testing of our product candidates expose us to potential product liability claims. A product liability claim may result in substantial judgments as well as consume significant financial and management resources and result in adverse publicity, decreased demand for a product, injury to our reputation, withdrawal of clinical studies volunteers and loss of revenues. We currently carry worldwide product liability insurance in the amount of $10.0 million as well as other liability policies. Our insurance coverage may not be adequate to satisfy any liability that may arise, and because insurance coverage in our industry can be very expensive and difficult to obtain, we cannot assure you that we will seek to obtain, or be able to obtain if desired, sufficient additional coverage. If losses from such claims exceed our liability insurance coverage, we may incur substantial liabilities that we may not have the resources to pay. If we are required to pay a product liability claim our business, financial condition and results of operations would be harmed and the market price of our common stock and other securities may decline.

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

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.*

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. The OBBBA, the IRA, the Coronavirus Aid, Relief, and Economic Security Act and legislation informally titled the Tax Cuts and Jobs Act enacted made significant changes to the U.S. tax laws. For example, the Tax Cuts and Jobs Act of 2017 (the "Tax Act") required taxpayers to capitalize and amortize U.S.-based and non-U.S.-based research and experimental, or R&E, expenditures over five and fifteen years, respectively. The OBBBA restored the deductibility of domestic R&E expenditures in the year incurred for tax years beginning after December 31, 2024, but retained the capitalization and amortization requirement for foreign R&E expenditures. Further guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of any legislation could be repealed, modified or sunset in future years. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets and could increase our future U.S. tax expense.

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

The current administration is pursuing policies to reduce regulations and expenditures across government including at the U.S. Department of Health and Human Services ("HHS"), the FDA, the Centers for Medicare and Medicaid Services (“CMS”) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for MannKind’s business. These actions and proposals include (1) reducing agency workforce; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation (“CMMI”) to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establish an AI task force and developing a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs on imported pharmaceutical products; (6) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans; and (7) as part of the Make America Healthy Again (MAHA) Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. If Most-Favored-Nation pricing for pharmaceutical products is implemented and applicable to Afrezza, our revenue opportunities for Afrezza may be adversely affected, as our U.S. pricing for Afrezza would have to be reduced to the lowest price paid for Afrezza outside of the United States. In such event and subject to the terms of our agreements with our ex-U.S. partners, we may choose to forgo the ex-U.S. market. Likewise, our royalty revenue from Tyvaso DPI could suffer for the same reason. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Finally, Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. We cannot predict which additional measures may be adopted or the impact of current and additional measures on the marketing, pricing and demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement Disclosure

During the three months ended September 30, 2025, three of our officers (as defined in Rule 16a-1(f) under the Exchange Act) and directors adopted a written trading plan for the orderly disposition of the Company’s securities as set forth in the table below:

			Type of Trading Arrangement
Name and Position	Action	Adoption Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Total Shares of Common Stock to be Sold (3)	Total Shares of Common Stock to be Purchased	Expiration Date
Michael Castagna Chief Executive Officer	Adoption	August 8, 2025	X	—	692,665	—	August 10, 2026
David Thomson EVP, General Counsel	Adoption	August 27, 2025	X	—	324,014	—	August 20, 2026
Steven B. Binder Director	Adoption	September 18, 2025	X	—	151,965	—	September 17, 2026

_________________________

(1) Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

(2) "Non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(3) These trading plans include the potential exercise and sale by Michael Castagna and David Thomson of short-dated options and performance options exercisable for up to 692,665 and 280,355 shares of common stock, respectively. The remainder of the plan for David Thomson, as well as the plan for Steven B, Binder, is designed to sell a specified percentage of the net shares delivered after tax withholding upon the vesting of restricted stock unit awards held by each individual. The actual number of shares to be sold will depend on state and federal tax rates applicable on the relevant vesting dates (currently assumed to be a combined 34%) as well as the payout, if any, of performance RSU awards (currently assumed to be at 100%). Based on these assumptions, the number of shares of common stock underlying restricted stock unit awards to be sold by David Thomson and Steven B. Binder after tax withholdings are approximately 43,659 and 151,965, respectively.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

2.1

Agreement and Plan of Merger, dated August 24, 2025, by and among MannKind Corporation, Seacoast Merger Sub, Inc. and scPharmaceuticals Inc. (incorporated by reference to Exhibit 2.1 to MannKind Corporation’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on August 25, 2025.)

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

10.1

Loan Agreement, dated August 6, 2025, among MannKind Corporation, certain subsidiaries of MannKind Corporation, Wilmington Trust, National Association, Blackstone Alternative Credit Advisors LP and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on August 6, 2025).

10.2

Amendment No. 1 to the Loan Agreement, dated August 24, 2025, among MannKind Corporation, certain subsidiaries of MannKind Corporation, Wilmington Trust, National Association, Blackstone Alternative Credit Advisors LP and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on August 25, 2025).

10.3

First Amendment to License and Collaboration Agreement dated August 24, 2025 between MannKind Corporation and United Therapeutics Corporation (incorporated by reference to Exhibit 10.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on August 27, 2025).

10.4

Contingent Value Rights Agreement, dated as of October 7, 2025, by and between MannKind Corporation and Broadridge Corporate Issuer Solutions, LLC (incorporated by reference to Exhibit 10.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on October 9, 2025).

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

Dated: November 5, 2025	MANNKIND CORPORATION

	By:	/s/ MICHAEL E. CASTAGNA
Michael E. Castagna
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ CHRISTOPHER B. PRENTISS
Christopher B. Prentiss
Chief Financial Officer
(Principal Financial and Accounting Officer)