Form 10-K
period 2025-12-31
MANNKIND CORP
filed 2026-02-26
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the Nasdaq Global Market, was approximately $1,131,550,191.

As of February 13, 2026, there were 308,100,433 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement (the “Proxy Statement”) for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 30, 2026 are incorporated by reference into Part III of this Annual Report on Form 10-K.

MANNKIND CORPORATION

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2025

Forward-Looking Statements

Statements in this report that are not strictly historical in nature are “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. These statements may include, but are not limited to, statements regarding: our commercialization plans and expectations, including our ability to successfully market, commercialize and achieve market acceptance for Afrezza®, Furoscix®, V-Go®, or other product candidates or therapies that we may develop or acquire, including the potential pediatric launch of Afrezza in 2026; the potential Furoscix ReadyFlow™ Autoinjector launch in 2026; expected milestones for MNKD-201; our ability to manufacture sufficient quantities of Afrezza and obtain insulin supply as needed; our ability to manufacture sufficient quantities of Tyvaso DPI® to meet demand; our ability to recruit patients for our clinical studies; our expectations regarding our contract manufacturers’ and suppliers’ abilities to meet our current and expected near-term demand for V-Go and our expected commercial needs for Furoscix; our ability to successfully commercialize our Technosphere drug delivery platform; our estimates for future performance; our estimates and expectations regarding future financial results, capital requirements and our needs for additional financing, including our belief that we will be able to meet our near-term liquidity needs; the progress or success of our research, development and clinical programs, including the application for and receipt of regulatory clearances and approvals and expected timing for data readouts; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others our ability to service our debt obligations; and scientific studies and the conclusions we draw from them. These statements are only predictions or conclusions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth under the caption “Risk Factors” and elsewhere in this report. In addition, statements like “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Afrezza, Technosphere®, BluHale®, Dreamboat®, Furoscix, Furoscix ReadyFlow, Cricket®, V-Go and MannKind Corporation are our trademarks in the United States. We have also applied for or have registered company trademarks in other jurisdictions. This document also contains trademarks and service marks of other companies that are the property of their respective owners.

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
•
If United Therapeutics reduces its commercial emphasis on Tyvaso DPI, our revenues could decline materially.
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
•
Our products, product candidates and technology may not be able to compete effectively or may be rendered obsolete.
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
•
We may not realize the anticipated benefits of the scPharma acquisition or any future acquisition or strategic transaction; we may be unable to successfully integrate new products, technologies or businesses we acquire.

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
•
Healthcare legislation may impact the net sales of commercial products sold by us or any partner.
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

We are a biopharmaceutical company dedicated to transforming chronic disease care through innovative, patient-centric solutions. Focused on cardiometabolic and orphan lung diseases, we develop and commercialize treatments that address serious unmet medical needs, including diabetes, pulmonary hypertension, and fluid overload in heart failure and chronic kidney disease. With deep expertise in drug-device combinations, we aim to deliver therapies designed to fit seamlessly into daily life.

Our cardiometabolic business is currently comprised of three commercial products: Afrezza (insulin human) Inhalation Powder; Furoscix (furosemide injection); and the V-Go wearable insulin delivery device:

•
Afrezza is an ultra rapid-acting inhaled insulin indicated to improve glycemic control in adults with diabetes. Afrezza was developed by us and consists of a dry powder formulation of human insulin delivered from a small portable inhaler. Administered at the beginning of a meal, Afrezza dissolves rapidly upon inhalation to the lung and delivers insulin quickly to the bloodstream.
•
Furoscix is a novel formulation of furosemide that delivers an 80 mg dose via an on-body infusor over a five-hour period. Furoscix is indicated for the treatment of edema in pediatric patients who weigh at least 43 kg and adult patients with chronic heart failure or chronic kidney disease. Furoscix is the first FDA-approved subcutaneous loop diuretic that delivers intravenous-equivalent diuresis at home as opposed to a hospital setting. Furoscix was developed by scPharmaceuticals Inc. ("scPharma"), which we acquired in October 2025. See Note 3 - Business Combinations in the Consolidated Financial Statements included in Part II, Item 8 – Financial Statements and Supplementary Data.
•
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

We anticipate two potential milestones for our cardiometabolic business in 2026 based on regulatory submissions that we made in 2025. The FDA is currently reviewing a supplemental Biologics License Application ("sBLA") pursuant to which we are seeking approval for Afrezza in children and adolescents living with type 1 or type 2 diabetes. The sBLA has been assigned a Prescription Drug User Fee Act ("PDUFA") target action date of May 29, 2026. The FDA is also reviewing a supplemental New Drug Application ("sNDA") pursuant to which we are seeking approval for Furoscix ReadyFlow Autoinjector ("ReadyFlow Formulation"), a high-concentration formulation of furosemide that is delivered subcutaneously in under ten seconds. The sNDA has been assigned a PDUFA target action date of July 26, 2026.

In the United States, we are solely responsible for the commercialization of Afrezza, Furoscix and V-Go. Outside of the U.S., our strategy has been to establish regional partnerships in foreign jurisdictions where there are commercial opportunities, subject to the receipt of necessary foreign regulatory approvals. In December 2025, we supplied our partner in India, Cipla Ltd. (“Cipla”), with an initial shipment of Afrezza to support their launch of Afrezza in India.

The proprietary formulation and inhaler technologies used in Afrezza have also been deployed in our efforts to develop products to treat orphan lung diseases. Our first product to address an orphan lung disease, Tyvaso DPI (treprostinil) inhalation powder, received FDA approval in May 2022 for the treatment of pulmonary arterial hypertension ("PAH") and pulmonary hypertension associated with interstitial lung disease ("PH-ILD"). Our development and marketing partner (sometimes referred to as our collaboration partner), United Therapeutics Corporation (“United Therapeutics” or “UT”) began commercializing Tyvaso DPI in June 2022 and is obligated to pay us a royalty on net sales of the product. We also receive revenue for the supply of Tyvaso DPI that we manufacture for UT. In August 2025, we announced the expansion of our collaboration, pursuant to which we will formulate MNKD-1501, a second investigational molecule using our proprietary technologies, and United Therapeutics will conduct preclinical and clinical development activities. Per the agreement, we received an upfront payment and are eligible to receive milestone payments upon achievement of specified development milestones as well as royalties on net sales of MNKD-1501, if approved.

The other major program in our pipeline that will potentially address an orphan lung disease is MNKD-201, a dry-powder formulation of nintedanib for the treatment of idiopathic pulmonary fibrosis ("IPF"). An oral dosage form of nintedanib has been available for more than a decade. However, a fairly large oral dose is required in order to achieve sufficient drug levels in lung tissue. High systemic levels of nintedanib are often associated with undesirable side effects. Our goal with an inhaled formulation is to deliver a therapeutic amount of nintedanib to the lungs while avoiding high levels of the drug in other tissues. In 2024, we conducted a Phase 1 clinical study of MNKD-201, which met its primary objective of demonstrating positive safety results and good tolerability in healthy volunteers. We are currently conducting a Phase 1b study of MNKD-201 in the United States, top line data expected in early 2H 2026, as well as a global Phase 2 study to assess the potential safety and efficacy of this investigational product in patients with IPF, in which we expect the first patient to be enrolled in in Q2 2026.

MNKD-701 is another pipeline opportunity that we are exploring. This program is focused on bumetanide, a more potent loop diuretic than furosemide. We are currently evaluating the feasibility of formulating bumetanide as a dry-powder that can be administered via oral inhalation.

Manufacturing and Supply

Technosphere powders, such as Afrezza, Tyvaso DPI, MNKD-201 and MNKD-701, are based on our proprietary excipient, fumaryl diketopiperazine (“FDKP”), which is a pH-sensitive organic molecule that self-assembles into small particles under acidic conditions. Certain drugs can be loaded onto these particles by combining a solution of the drug with a solution or suspension of Technosphere material, which is then dried to powder form. The resulting powder has a consistent and narrow range of particle sizes with good aerodynamic properties that enable efficient delivery deep into the lungs. Technosphere powders dissolve quickly when the particles contact the moist lung surface with its neutral pH, releasing the drug molecules to diffuse across a thin layer of cells into the arterial circulation, bypassing the liver to provide excellent systemic exposure. In our Danbury, Connecticut facility, we can develop novel Technosphere formulations of different pharmaceutical ingredients and manufacture clinical and commercial supplies of these powders. In our manufacturing suites, we formulate commercial-scale quantities of both the Afrezza and Tyvaso DPI inhalation powders, fill plastic cartridges with the powders and package the cartridges into overwraps for Afrezza and blister packs for Tyvaso DPI. Afrezza and certain Tyvaso DPI final patient kits are assembled at our Connecticut facility, by combining overwraps or blister packs, inhalers, and the applicable package inserts. Final packaging of clinical supplies is performed by an external contract packager.

Our Technosphere powders are intended to be administered with our innovative, breath-powered, dry powder inhalers. Our inhalers are easy to use, cost-effective and can be produced in both a reusable (chronic treatment) and a single-use (acute treatment) format. Both the reusable and single-use inhaler formats use the same internal air-flow design. Both Afrezza and Tyvaso DPI use the reusable format (also known as Dreamboat). Being breath-powered, our inhaler requires only the patient’s inhalation effort to deliver the powder. To administer a dose of the inhalation powder, a patient loads a cartridge into our inhaler and inhales through the mouthpiece. Upon inhalation, the dry powder is lifted out of the cartridge and broken up (or de-agglomerated) into small particles. The inhalers are engineered to produce an aggressive airstream that de-agglomerates the powder while keeping the powder moving relatively slowly. This slow-moving powder effectively navigates the patient’s airways to reach the deep lung with minimal deposition at the back of the throat. Our inhalers show very little change in performance (i.e., efficient cartridge emptying) over a wide range of inhalation efforts. We have a supply agreement with the contract manufacturer that produces the plastic-molded parts for our inhaler and the corresponding cartridges. We expect to be able to qualify an additional vendor of plastic-molding contract manufacturing services, if warranted by demand. We assemble the inhalers from the individual components at our Connecticut facility.

The quality management systems of our Connecticut facility have been certified to be in conformance with the ISO 13485:2016 standard. Our facility is inspected on a regular basis by the FDA, most recently in October 2025 when the FDA conducted an unannounced GMP inspection related to Afrezza and Tyvaso DPI. The inspection concluded without any observations requiring a Form 483. The FDA and other foreign jurisdictions are expected to conduct additional inspections of our facility from time to time.

We believe that our Connecticut facility has enough capacity to satisfy the current demand for Afrezza and Tyvaso DPI, especially given the recent expansion of our production capacity in order to meet the demand for Tyvaso DPI projected by UT over the next several years. The costs of this expansion project were primarily borne by UT.

Currently, the only source of insulin that we have qualified for Afrezza is manufactured by Amphastar France Pharmaceuticals S.A.S. (“Amphastar”). In April 2014, we entered into a supply agreement with Amphastar (as amended, the “Insulin Supply Agreement”) to purchase certain annual minimum quantities with an aggregate purchase commitment of €120.1 million over a term that currently extends through at least December 31, 2034. As of December 31, 2025, there was €55.2 million remaining in aggregate purchase commitments under this agreement. See additional information in Note 16 – Commitments and Contingencies to the consolidated financial statements for further information related to the Insulin Supply Agreement.

The treprostinil used to produce Tyvaso DPI is supplied to us at no cost by United Therapeutics.

In the past, we purchased FDKP, the primary component of Technosphere powders, from a major chemical manufacturer with facilities in Europe and North America. We subsequently developed a more efficient process for manufacturing FDKP and transferred the new process to a different European chemical manufacturer. We are currently evaluating the comparability of powders made with the two different sources of FDKP. Once the testing is completed, we plan to include the additional source of FDKP in a future update to our drug master file.

A key component of Furoscix is the wearable on-body delivery system, which is applied to the abdomen via a medical grade adhesive and delivers a subcutaneous infusion of Furoscix through a pre-programmed, biphasic delivery profile over a five hour period. The infusor is made by West Pharmaceutical Services, Inc. (“West”) pursuant to a supply agreement that currently extends through December 31, 2027 (as amended, the “West Supply Agreement”). For other Furoscix components, we use a network of qualified suppliers or contract manufacturing organizations (“CMOs”) to produce, manufacture, sterilize and assemble the product. Our suppliers produce the component parts to our designs and specifications. Certain processes utilized in the manufacture and test of our product candidates have been verified and validated as required by the FDA and other regulatory bodies. We believe that our current third-party manufacturers have sufficient capacity to manufacture Furoscix in quantities sufficient to meet our expected commercial needs.

Affordable, high-quality raw materials are essential to the manufacture of Furoscix. Due to their technical specifications, these components may be more limited, as they are available from one or only a few suppliers. We mitigate potential risk in sourcing these materials through inventory and supplier management.

V-Go is manufactured for us by a CMO in Southern China using MannKind-owned, custom-designed, semi-automated manufacturing equipment and production lines that can be brought online and/or staffed up as demand increases. We believe these production lines will have the ability to meet our current and expected near-term demand for V-Go. Additional CMOs in China perform release testing, sterilization, inspection and packaging functions.

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

In our Connecticut facility, we manufacture the nintedanib dry powder formulation being evaluated in the MNKD-201 program. We purchase nintedanib from suppliers of generic drug substances.

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

Our Technosphere drug delivery platform enjoys patent protection relating to the powder, its manufacture, its use for pulmonary delivery of drugs as well as protection related to our inhalers and associated cartridges. We have additional patent coverage relating to methods for the treatment of diabetes using Afrezza. Overall, Afrezza is protected by approximately 580 issued patents and 40 pending patent applications in the United States and selected jurisdictions around the world, the longest-lived of which will expire in 2032. Similarly, Tyvaso DPI, which is based on the same platform, is protected by approximately 600 issued patents in the United States and elsewhere and an additional 80 pending patent applications. Currently, the longest-lived patent protection for Tyvaso DPI in our portfolio will expire in 2035.

Our Furoscix patent portfolio consists of patent families directed to the composition of matter of our subcutaneous formulation of furosemide and methods of treating edema, hypertension or heart failure using the formulation of furosemide having a concentration of about 2 mg/mL to about 20 mg/mL. These patent families include approximately 40 issued patents and 30 pending applications in the United States and elsewhere. The longest-lived patents in this group will expire in 2034. The ReadyFlow Formulation is protected by an additional patent family directed to compositions of matter of liquid pharmaceutical formulations containing an increased concentration of furosemide and methods of treating congestion, edema, fluid overload, or hypertension using these formulations of furosemide. This global patent family includes 25 issued patents and 35 pending applications, with terms extending into 2040.

Various features of the commercial V-Go device are protected by a portfolio of approximately 60 issued patents and another 10 pending patent applications, the longest-lived of which will expire in 2033. Additional patents and patent applications are expected to provide protection for products in our pipeline, including MNKD-201, MNKD-701, our BluHale inhalation-profiling apparatus and various development tools. Our entire worldwide portfolio consists of approximately 1,100 issued patents and approximately 310 pending patent applications. We expect to file further patent applications as our research and development efforts continue.

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

We use trademarks and service marks to protect our corporate brand as well as the branding associated with Afrezza, Furoscix, V-Go, our Technosphere formulation technology, our device platform and the product support programs that we have developed. Our current portfolio consists of approximately 325 registered trademarks and 85 applications in the U.S. and selected foreign jurisdictions. We routinely monitor competing trademarks and, when necessary, oppose marks that we believe would be confusing to consumers. We also enforce against the unauthorized use or misappropriation of our marks.

Competition

The pharmaceutical and biotechnology industries are highly competitive and characterized by rapidly evolving technology and intense research and development efforts. We compete with companies, including major global pharmaceutical companies, and other institutions that have substantially greater financial, research and development, marketing and sales capabilities and have substantially greater experience in undertaking preclinical and clinical testing of products, obtaining regulatory approvals and marketing and selling biopharmaceutical products. Consequently, our competitors may develop similar products for the treatment of diabetes, heart failure or for other indications we may pursue in the future, and such competitors’ products may be more effective, better tolerated and less costly than our product candidates. We face competition based on, among other things, product efficacy and safety, the timing and scope of regulatory approvals, product ease of use and price. Our competitors may also be more successful in manufacturing and marketing their products than we are. We will also face competition in recruiting and retaining qualified personnel and establishing clinical trial sites and patient enrollment in clinical trials.

Afrezza is administered at the beginning of a meal, so its principal competitors are “rapid-acting” insulin analogs that are used for mealtime insulin injections. The products in this category are marketed by Eli Lilly and Company, Novo Nordisk A/S and Sanofi S.A. V-Go is typically used by patients as part of a basal-bolus insulin regimen. Like Afrezza, it competes with injectable mealtime insulin products but also with long-acting, or basal, injectable insulins. The principal products in this category are marketed by Novo Nordisk and Sanofi.

Both Afrezza and V-Go also face some competition from glucagon-like peptide-1, or GLP-1, analog injection products. These products are often used in combination with oral medications or basal insulin injection before a patient progresses to a basal-bolus insulin regimen. As a result, we also compete with the manufacturers of GLP-1 analog injection products, such as AstraZeneca PLC, Eli Lilly and Company and Novo Nordisk A/S.

Furoscix faces competition from companies developing therapies that are directly competitive to our approach, and others are more generally developing therapies to treat heart failure. These companies include but are not limited to: Abbott Laboratories, Amgen, AstraZeneca, Bayer, Bioheart, Boston Scientific, Boehringer Ingelheim, Corstasis, Eli Lilly and Company, GlaxoSmithKline, Johnson & Johnson, Merck & Co., Medtronic, Novartis, Pfizer, Roche, Sanofi, Sarfez Pharmaceuticals, Servier Pharmaceuticals, SQ Innovation and Takeda Pharmaceutical Company. We believe the key competitive factors that will affect the development and commercial success of our product candidates include ease of administration and convenience of dosing, therapeutic efficacy, safety and tolerability profiles and cost.

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

As the holder of marketing approvals for Afrezza, Furoscix and V-Go, we are subject to continuing regulation by the FDA, including post marketing study commitments or requirements, record-keeping requirements, reporting of adverse experiences with our products, submitting periodic reports, drug sampling and distribution requirements, notifying the FDA and gaining its approval of certain manufacturing or labeling changes, and complying with certain electronic records and signature requirements. For example, as part of the approval of Afrezza, the FDA required us to conduct a long-term safety study that was originally intended to compare the incidence of pulmonary malignancy observed with Afrezza to that observed in a standard of care control group. We have an ongoing dialogue with the FDA regarding the agency’s current interest in the long-term safety of Afrezza and an appropriate study design or registry to address any concerns.

As a manufacturer of multiple therapeutic products, including Tyvaso DPI, our Connecticut facility is subject to federal registration and listing requirements and, if applicable, to state licensing requirements. It is also subject to inspection by the FDA and other national regulatory bodies and must comply with current good manufacturing practices (“cGMPs”), quality management system regulations for medical devices (“QMSR”) and other requirements enforced by these regulatory bodies. So too are the facilities of our insulin supplier and the supplier(s) of FDKP. Likewise, the supplier of our inhaler and cartridges and the CMOs for Furoscix and V-Go are subject to QMSR, which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures during the manufacturing process of medical devices, among other requirements. A failure, including those of our suppliers, to obtain and maintain applicable federal registrations or state licenses, or to meet the inspection criteria of the FDA or the other national regulatory bodies, would disrupt our manufacturing processes and would harm our business. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full compliance.

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

Pricing and Reimbursement

Government coverage and reimbursement policies both directly and indirectly affect our ability to successfully commercialize our approved products, and such coverage and reimbursement policies will be affected by future healthcare reform measures. Third-party payers, such as government health administration authorities, private health insurers and other organizations that provide healthcare coverage, generally decide which drugs they will pay for and establish reimbursement levels for covered drugs. In particular, in the United States, private third-party payers often provide reimbursement for products and services based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such products and services. In the United States, the European Union and other potentially significant markets for our product candidates, government authorities and other third-party payers are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. Further, the increased emphasis on managed healthcare in the United States will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. Recently, in the United States there has been heightened governmental scrutiny of the manner in which drug manufacturers set prices for their marketed products. Pricing pressures can arise from rules and practices of managed care organizations, judicial decisions and governmental laws and regulations related to Medicare, Medicaid, healthcare reform, pharmaceutical reimbursement policies and pricing in general. For example, the U.S. Department of Health and Human Services (“HHS”) imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. In addition, HHS has been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to 20 products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our current and any future product candidates that we develop, which could have an adverse effect on our operating results and our overall financial condition.

The United States and some foreign jurisdictions have enacted or are considering a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payers in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, including the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, “PPACA”), which was enacted in March 2010. In the years since the PPACA was enacted, there have been a number of executive, judicial and congressional challenges to certain aspects of PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain provisions of the PPACA have been signed into law. For example, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, which narrowed access to PPACA marketplace exchange enrollment and declined to extend the PPACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired PPACA subsidies. In the future, there are likely to be additional proposals relating to the reform of the U.S. health care system, some of which could further limit the prices we are able to charge for our products, or the amounts of reimbursement available for our products. If drug products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

Moreover, in the United States, there have been several presidential executive orders, congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in March 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price (“AMP”), for single source and innovator multiple source drugs, effective January 1, 2024.

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, the Centers for Medicare & Medicaid Services (“CMS”) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again (“MAHA”) Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager (“PBM”) payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

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

Foreign data privacy and security laws impose significant and complex compliance obligations on entities that are subject to those laws. As one example, the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”) contains provisions specifically directed at the processing of health information, higher sanctions and extra-territoriality measures that are intended to bring non-EU companies under the data security and privacy legal framework specified in the regulation. With the expansion of our business operations to include operations in the EU, such as the current Phase 2 clinical trial of MNKD-201, we will be subject to increased governmental regulation in the EU countries in which we might operate, including the EU GDPR.

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

Drug Safety

The safety of our products at all stages – from clinical trials to the administration and use and through to safe disposal – is a key area of attention for us. We manufacture our approved and investigational products in accordance with the applicable cGMPs, QMSR and other requirements enforced by the FDA and other regulatory bodies that have oversight over our products.

In addition, all sales packs of our drugs that are placed in the distribution chain are serialized in accordance with the requirements of the Drug Quality Supply Chain Security Act, which requires drug manufacturers to assign a unique identifier to each sales pack (and each aggregate of such sales pack, such as a case or pallet). These identifiers remain on such pack or aggregate through the whole supply chain until its consumption or destruction. This system is intended to improve detection and removal of drugs that may be counterfeit, stolen, contaminated, or otherwise harmful from the drug supply chain.

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

Long-Lived Assets

Our long-lived assets comprised of our property, equipment, right-of-use assets, developed technology, in-process R&D ("IPR&D") and goodwill and are located in the United States and China and totaled $486.5 million and $105.7 million as of December 31, 2025 and 2024, respectively.

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

As of December 31, 2025, we had 592 total at-will employees, of which 591 were full-time. Of our total employees, 254 were engaged in manufacturing, 46 in research and development, and 292 in selling, general and administrative. 22 of these employees had a Ph.D. degree and/or M.D. degree and were engaged in activities relating to research and development, manufacturing, quality assurance or business development. As of December 31, 2025, our workforce was distributed among gender and ethnic minorities as follows:

Grade Levels	Number	Female (%)	Ethnic minority (%)
Vice President and above	31	26%	16%
Executive Director, Director and Senior Manager	225	47%	26%
Managers and below	336	44%	43%
All employees	592	44%	35%

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
•
Paid time off program – In addition to the paid time off that is accrued throughout the year, we offer paid holidays, including recurring week-long company shutdowns.
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

Occupational Health and Safety

Hazardous materials are inherent in our operations, and it is not possible to eliminate completely the risk of accidental exposure from our operations. We have established procedures to comply with governmental regulations regarding workplace safety, including training employees to enable them to recognize risks and empower them to learn, discover, work safely, and to minimize injuries, illnesses, environmental impact and regulatory risks. In 2025, our total illness and injury incidence rate was 0.3 per 100 employees compared to the 2024 industry average of 1.7, as reported by the U.S. Department of Labor, and our DART (days away/restricted or job transfer) incident rate was 0.2 per 100 employees compared to the 2024 industry average of 1.2. We will continue our efforts to ensure a high level of workplace safety.

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

Information about our Executive Officers

The following table sets forth our current executive officers and their ages:

Name	Age	Position(s)
Michael E. Castagna, Pharm.D.	49	Chief Executive Officer
Christopher B. Prentiss	50	Chief Financial Officer
Ajay Ahuja, M.D., MBA	56	Executive Vice President and Chief Medical Officer
Dominic Marasco	53	President, Endocrine Business Unit
Sanjay Singh, M Pharm, MBA	59	Executive Vice President, Technical Operations
Stuart A. Tross, Ph.D.	59	Executive Vice President, Human Resources
David B. Thomson, Ph.D., J.D.	59	General Counsel and Secretary

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

Dr Ajay Ahuja, MD, MBA has been our Executive Vice President and Chief Medical Officer since September 2025. Dr. Ahuja brings to MannKind more than two decades of leadership experience across the biopharmaceutical industry, spanning development-stage companies and global pharmaceutical firms since 2003. From January 2025 to September 2025, Dr. Ahuja served as the Development and Launch Leader for a late-stage DNA-based therapeutic at Kardigan Bio, a cardiology-focused biopharmaceutical company. Between February 2021 and January 2025, Dr. Ahuja held a senior leadership role at Idorsia Pharmaceuticals, where he built out the US Medical department and launched multiple novel compounds. Earlier in his career, he served as Global Head of Medical Affairs at Allergan, overseeing all therapeutic areas and a team of over 100 professionals across the U.S. and international markets. Dr. Ahuja also served as Global Medical Head for Takeda Pharmaceuticals’ cardiometabolic franchise, with a focus on diabetes and cardiovascular disease, and has also held impactful roles at GSK, Pfizer, Novartis, and Tepha, Inc. Dr. Ahuja earned his Doctor of Medicine from Washington University School of Medicine and completed his residency and fellowship training at Northwestern University and Harvard Medical School, respectively. As a board-certified physician, Dr. Ahuja practiced medicine on staff at Boston Children’s Hospital for over a decade. He also earned an MBA from Harvard Business School before embarking on his industry career.

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

Successful commercialization of therapeutic products is subject to many risks, including some that are outside our control. There are numerous examples of failures to fully exploit the market potential of therapeutic products, including by biopharmaceutical and device companies with more experience and resources than us. Products that we commercialize ourselves (including Afrezza, Furoscix and any products that we may develop or acquire in the future) and the product that is commercialized by our current collaboration partner (including future products that may be commercialized by a collaboration partner) may not gain market acceptance among physicians, patients, third-party payers and the healthcare community. The degree of market acceptance of our or a collaboration partner’s products depends on many factors, including the following:

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

If United Therapeutics reduces its commercial emphasis on Tyvaso DPI, our revenues could decline materially.

On its February 25, 2026 earnings call, United Therapeutics highlighted the development of Tresmi, a treprostinil solution for use in a soft mist inhaler, describing it as a “category killer” designed to significantly reduce coughing—an acknowledged side effect of dry‑powder inhalers—by up to 90% based on human studies, with plans to file for approval in PAH and interstitial lung disease within the year and launch commercially in the following year. Such public statements regarding Tresmi’s potential advantages and United Therapeutics’ future commercial plans indicate that United Therapeutics may choose to prioritize Tresmi or other pipeline products over Tyvaso DPI.

A significant portion of our revenue is derived from royalties and collaboration and services revenue associated with United Therapeutics’ commercialization of Tyvaso DPI. Because United Therapeutics is solely responsible for the development, marketing, promotion, and sale of Tyvaso DPI, our ability to maintain and grow this revenue is highly dependent on the commercial performance of Tyvaso DPI and on United Therapeutics’ strategic priorities, resource allocation decisions, and overall commitment to undertake development activities that could potentially expand the therapeutic indications for Tyvaso DPI. Moreover, we have limited control over United Therapeutics’ commercialization activities, including decisions related to marketing strategy, salesforce deployment, pricing, market access, physician outreach, patient support programs, and the prioritization of Tyvaso DPI relative to other products in its portfolio.

If United Therapeutics reduces its commercial emphasis on Tyvaso DPI, diverts resources toward Tresmi or other therapies, or if Tresmi, if and when launched, displaces Tyvaso DPI in the market, our revenues could decline materially. United Therapeutics’ strategic priorities are outside our control, and we cannot predict how evolving market dynamics, product differentiation claims, or United Therapeutics’ internal assessments will influence its promotional and development strategies.

Any reduction in Tyvaso DPI sales—including due to competitive products introduced by United Therapeutics itself, shifting promotional strategies, or physician or patient preference trends influenced by United Therapeutics’ messaging or otherwise—would adversely affect our results of operations. Our business and results of operations remain significantly exposed to United Therapeutics’ strategic and commercial decisions.

In order to increase adoption and sales of our products, we need to continue to develop our commercial organization, including maintaining and growing a highly experienced and skilled workforce with qualified sales representatives.

Our sales forces promote our products to different target groups of physicians. In order to successfully commercialize our approved products, we must continue to build our sales, marketing, distribution, managerial and other commercial capabilities. The market for skilled commercial personnel is highly competitive, and we may not be able to hire all of the personnel we need on a timely basis or retain them for a sufficient period. Factors that may hinder our ability to successfully market and commercially distribute our products include:

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

As demand for our products increases, we may have to invest additional resources to purchase components, hire and train employees, and enhance or expand our manufacturing capabilities. If we fail to increase our production capacity efficiently, our sales may not increase in line with our forecasts and our operating margins could fluctuate or decline. In addition, we may be unable to support commercialization of Tyvaso DPI.

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

Similarly, the drug formulation and device components of Furoscix are manufactured for us by third parties, some of which are outside the United States. In addition to the risks identified above, any future curtailment in the availability of materials could result in production or other delays with consequent adverse effects on us. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays or higher raw material costs.

If our suppliers fail to deliver materials and services needed for commercial manufacturing in a timely and sufficient manner or fail to comply with applicable regulations, and if we fail to timely identify and qualify alternative suppliers, our business, financial condition and results of operations would be harmed and the market price of our common stock and other securities could decline.

For the commercial manufacture of inhaled drug products, we need access to sufficient, reliable and affordable supplies of raw materials for formulating powders, such as FDKP, as well as other components, such as the inhaler and the related cartridges. For Afrezza, we also require a supply of insulin. Currently, the only source of insulin that we have qualified for Afrezza is manufactured by Amphastar. We must rely on all of our suppliers to comply with relevant regulatory and other legal requirements, including the production of insulin and FDKP in accordance with cGMP for drug products, and the molding of the inhaler and cartridges components in accordance with QMSRs.

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

Components made domestically from imported materials that are or become subject to tariffs would be expected to become more expensive in the future. These and any future tariffs will increase our cost of goods and decrease our operating margins.

We may also have difficulty obtaining similar components from other suppliers that meet the requirements of the FDA or other regulatory agencies. Although we conduct our own inspections and review and/or approve investigations of each supplier, there can be no assurance that the FDA, upon inspection, would find that the supplier substantially complies with the QMSR or cGMP requirements, where applicable. If a supplier fails to comply with these requirements or the comparable requirements in foreign countries, regulatory authorities may subject us to regulatory action, including criminal prosecutions, fines and suspension of the manufacture of our products. If we are required to find a new or additional supplier, we will need to evaluate that supplier’s ability to provide material that meets regulatory requirements, including cGMP or QMSR requirements, as well as our specifications and quality requirements, which would require significant time and expense and could delay production.

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

Our future revenues and ability to generate positive cash flow from operations may be affected by the continuing efforts of government and other third-party payers to contain or reduce the costs of healthcare through various means. In the United States, there have been several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, the Inflation Reduction Act of 2022 (“IRA”) limited insulin copays to $35 per month for Medicare Part D beneficiaries starting in 2023. Further, the U.S. Department of Health and Human Services (“HHS”) imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. In addition, HHS has been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to 20 products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our current and any future product candidates that we develop, which could have an adverse effect on our operating results and our overall financial condition. In certain foreign markets, the pricing of prescription pharmaceuticals is subject to direct governmental control. The European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market.

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

We may not realize the anticipated benefits of the scPharma acquisition or any future acquisition or strategic transaction; we may be unable to successfully integrate new products, technologies or businesses we acquire.

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

Furthermore, these acquisitions and other arrangements, even if successfully integrated, may fail to further our business strategy as anticipated, expose us to increased competition or challenges with respect to our products or geographic markets, and expose us to additional liabilities or restructuring costs associated with an acquired business, product, technology or other asset or arrangement. In particular, the scPharma acquisition may have a potentially adverse effect on our net debt and liquidity position as a result of the acquisition purchase price being paid in cash. Because we incurred debt to pay for the acquisition, our interest expense, leverage and debt service requirements have increased significantly. Any one of these challenges or risks could impair our ability to realize any benefit from our acquisitions or arrangements after we have expended resources on them. Future acquisitions or dispositions could also result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses or write-offs of goodwill, developed technologies and in-process research and development, any of which could harm our financial condition.

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
•
actions taken by the FDA and other regulatory authorities affecting Afrezza, Furoscix, V-Go, Tyvaso DPI, our product candidates or competitive products;
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

Our ability to sustain positive cash flow from operations and profitability depends heavily upon successfully commercializing our products, and although we had positive cash flows from operations and net income in the year ended December 31, 2025, we may not continue to generate positive cash flow from operations or be profitable in the future. In addition, we cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to make scheduled payments on our insulin purchase commitments and debt obligations. If our cash flows and capital resources are insufficient to fund our obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our obligations. In the past, we have had losses that have had, and we may in the future have losses that have, an adverse impact on our working capital, total assets and stockholders’ equity.

As of December 31, 2025, we had an accumulated deficit of $3.2 billion. The accumulated deficit has resulted principally from costs incurred in our R&D programs, the write-off of assets (including goodwill, inventory and property, plant and equipment) and general operating expenses. We expect to make substantial expenditures and may incur operating losses in the future in order to continue commercializing our products and to advance development of product candidates in our pipeline.

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

Our products, product candidates and technology may not be able to compete effectively or may be rendered obsolete.

The rapid rate of scientific discoveries and technological changes could result in our approved products, technologies or one or more of our product candidates becoming obsolete or noncompetitive. Third parties may develop or introduce new products that render our technology or products less competitive, uneconomical or obsolete. For example, on its February 25, 2026 earnings call, United Therapeutics described Tresmi, a treprostinil solution for use in a soft mist inhaler, as a “category killer” in reference to dry-powder inhalers. If any of our Technosphere powders used in Afrezza, Tyvaso DPI, MNKD-201 and MNKD-701, which are based on our proprietary excipient FDKP, are viewed to be inferior to alternative drug delivery technologies, our product portfolio and pipeline could be materially and adversely affected. Our future success may depend not only on our ability to develop our product candidates, but also our ability to improve them in order to keep pace with emerging industry developments. We cannot assure you that we will be able to do so.

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

From time to time, the Financial Accounting Standards Board (“FASB”), either alone or jointly with other organizations, promulgates new accounting principles that could have an adverse impact on our reporting of financial position, results of operations and presentation or classification of cash flows. New pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and are expected to occur again in the future and as a result we may be required to make changes in our accounting policies. Any difficulties in adopting or implementing new accounting standards, and updating or modifying our internal controls as needed on a timely basis, could result in our failure to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. Finally, if we were to change our critical accounting estimates, including those related to the recognition of collaboration revenue and other revenue sources, our operating results could be significantly affected.

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

As of December 31, 2025, the Company had federal and state net operating loss carryforwards of approximately $2.2 billion and $1.5 billion available, respectively, to reduce future taxable income. $520.1 million of the federal net operating loss carryforwards do not expire and the remaining federal net operating loss carryforwards will begin expiring in 2026 through various future dates.

Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company’s federal and California net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. As a result of the Company's initial public offering, an ownership change within the meaning of Section 382 occurred in August 2004. As a result, federal net operating loss and credit carryforwards of approximately $105.8 million are subject to an annual use limitation of approximately $13.0 million. The annual limitation is cumulative and therefore, if not fully utilized in a year, can be utilized in future years in addition to the Section 382 limitation for those years. The Company is in the process of completing a Section 382 analysis beginning from the date of our initial public offering through December 31, 2025, to determine whether additional limitations may be placed on the net operating loss carryforwards and other tax attributes and does not anticipate any additional changes in ownership that meet Section 382 study ownership change threshold. There is a risk that changes in ownership may occur in tax years after December 31, 2025. If a change in ownership were to occur, our net operating loss carryforwards and other tax attributes could be further limited or restricted. If limited, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, related to the Company’s operations in the U.S. will not impact the Company’s effective tax rate.

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

Further, if there are any modifications to an approved product, including changes in indications, labeling, or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new or supplemental NDA (“sNDA”) and/or supplemental BLA (“sBLA”), which may require us to develop additional data or conduct additional preclinical studies and clinical trials. Failure to comply with these requirements can result in regulatory enforcement actions and adverse publicity. If future clinical trials are unsuccessful, significantly delayed or not completed, we may not be able to market products for other indications.

In addition, the submission of an NDA or BLA including any sNDA or sBLA, to the FDA with supporting clinical safety and efficacy data does not guarantee that the FDA will accept the submission for filing, or that the marketing approval application submissions to any other regulatory authorities will be accepted for filing and review by those authorities. We cannot be certain that we will be able to respond to any regulatory requests during the review period in a timely manner, or at all, without delaying potential regulatory action. We also cannot be certain that any of our product candidates will receive favorable recommendations from any FDA advisory committee or foreign regulatory bodies or be approved for marketing by the FDA or foreign regulatory authorities. In addition, delays in approvals or rejections of marketing applications may be based upon many factors, including regulatory requests for additional analyses, reports, data and studies, regulatory questions regarding data and results, changes in regulatory policy during the period of product development and the emergence of new information regarding our drug candidates. This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects.

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

We also are required to register our establishments and list our products with the FDA and certain state agencies. We and any third-party manufacturers or suppliers must continually adhere to federal regulations setting forth cGMP (for drugs) and QMSR (for medical devices), and their foreign equivalents, which are enforced by the FDA and other national regulatory bodies through their facilities inspection programs. In complying with cGMP and foreign regulatory requirements, we and any of our third-party manufacturers or suppliers will be obligated to expend time, money and effort in production, record-keeping and quality control to ensure that our products meet applicable specifications and other requirements. QMSR requirements also impose extensive testing, control and documentation requirements. State regulatory agencies and the regulatory agencies of other countries have similar requirements. In addition, we will be required to comply with regulatory requirements of the FDA, state regulatory agencies and the regulatory agencies of other countries concerning the reporting of adverse events and device malfunctions, corrections and removals (e.g., recalls), promotion and advertising and general prohibitions against the manufacture and distribution of adulterated and misbranded devices. Failure to comply with these regulatory requirements could result in significant civil fines, product seizures, injunctions and/or criminal prosecution of responsible individuals and us. Any such actions would have a material adverse effect on our business, financial condition and results of operations.

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

Healthcare legislation may impact the net sales of commercial products sold by us or any partner.

In both the United States and certain foreign jurisdictions, there has been a number of legislative and regulatory proposals in recent years to change the healthcare system in ways that could impact our ability to sell our products profitably. For example, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, which narrowed access to PPACA marketplace exchange enrollment and declined to extend the PPACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired PPACA subsidies. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges, other litigation, and the healthcare reform measures of the current administration will impact the PPACA.

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

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the Centers for Medicare and Medicaid Services (“CMS”) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for MannKind’s business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored-Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions and proposals include (1) reducing agency workforce; (2) directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again (“MAHA”) Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored-Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager (“PBM”) payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. If Most-Favored-Nation pricing for pharmaceutical products is implemented and applicable to Afrezza, our revenue opportunities for Afrezza may be adversely affected, as our U.S. pricing for Afrezza would have to be reduced to the lowest price paid for Afrezza outside of the United States. In such event and subject to the terms of our agreements with our ex-U.S. partners, we may choose to forgo the ex-U.S. market. Likewise, our royalty revenue from Tyvaso DPI could suffer for the same reason. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Finally, Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program. We cannot predict which additional measures may be adopted or the impact of current and additional measures on the marketing, pricing and demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA (like other U.S. comprehensive privacy laws) exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. Similar laws have passed and are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties with whom we work.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”) (collectively “GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), and Australia’s Privacy Act impose strict requirements for processing personal data. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to the processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. We may also be subject to new and emerging data privacy regimes in Asia, including Japan’s Act on the Protection of Personal Information and South Korea’s Personal Information Protection Act.

Our employees and personnel use generative AI technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws and regulations regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom (“UK”) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework) these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have prevented companies from transferring personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Regulators in the United States, such as the Department of Justice, are also increasingly scrutinizing certain personal data transfers. For example, the Department of Justice issued a rule titled Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. This rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to transfer data in connection with certain transactions or agreements.

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

The trading price of our common stock has been and is likely to continue to be volatile. The volatility of pharmaceutical and biotechnology stocks often does not relate to the operating performance of the companies represented by the stock. Our business and the market price of our common stock may be influenced by a large variety of factors, including:

•
announcements by us, our collaborators (including United Therapeutics), or our competitors concerning clinical study results, acquisitions, strategic alliances, technological innovations, strategic priorities, resource allocation, commercial emphasis, product side effects, product candidates or newly approved commercial products, the relative benefits of product candidates or approved products versus the product candidates or products marketed by us or our collaborators, product discontinuations, or other developments;
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

Other international and geopolitical events, including military conflicts, threatened hostilities, conflicts or heighted tension among alliance countries, and other geopolitical conflicts could also have a serious adverse impact on our business. While we cannot predict the broader consequences, these conflicts and retaliatory and counter-retaliatory actions could materially adversely affect global trade, currency exchange rates, inflation, regional economies, and the global economy, which in turn may increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

Our operations might be interrupted by the occurrence of a natural disaster or other catastrophic event.

Currently, our manufacturing facility in Connecticut is the sole location for the manufacturing of Afrezza and Tyvaso DPI. Similarly, we have exclusive supply arrangements with the contract manufacturers that produce V-Go and Furoscix. The facilities and the specialized manufacturing equipment used to manufacture these products would be costly to replace and could require substantial lead-time to repair or replace. We depend on our facilities and on collaborators, contractors and vendors for the continued operation of our business. Natural disasters, such as interruptions in the supply of natural resources, public health pandemics or epidemics, earthquakes and extreme weather conditions, including, but not limited to, hurricanes, floods, tornados, wildfires, and winter storms, or other catastrophic events, including political and governmental changes, conflicts, explosions, actions of animal rights activists, terrorist attacks and wars, could disrupt our operations or those of our collaborators, contractors and vendors. Such conditions may be further exacerbated by the effects of climate change. We might suffer losses as a result of business interruptions that exceed the coverage available under our and our contractors’ insurance policies or for which we or our contractors do not have coverage. For example, we are not insured against a terrorist attack. Any natural disaster or catastrophic event could have a significant negative impact on our operations and financial results. Moreover, any such event could delay our research and development programs or cause interruptions in our commercialization of our products.

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
•
adhering to recognized cybersecurity frameworks to ensure regulatory compliance;
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

We use third-party service providers to assist us periodically to identify, assess, and manage material risks from cybersecurity threats, including for example:

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

Danbury, CT

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

Westlake Village, CA

As of December 31, 2025, we leased a total of approximately 24,475 square feet of office space in Westlake Village, California pursuant to a lease that expires in July 2028. See Note 16 – Commitments and Contingencies in the Consolidated Financial Statements included in Part II, Item 8 – Financial Statements and Supplementary Data.

Marlborough, MA

We assumed certain leased real property (the “Marlborough Lease”) pursuant to the Asset Purchase Agreement entered into in May 2022 with Zealand Pharma A/S and Zealand Pharma US, Inc. The Marlborough Lease pertains to certain premises in a building located in Marlborough, Massachusetts. As of December 31, 2025, we leased a total of approximately 20,000 square feet of building space pursuant to a lease that expires in February 28, 2026. See Note 16 – Commitments and Contingencies in the Consolidated Financial Statements included in Part II, Item 8 – Financial Statements and Supplementary Data.

Bedford, MA

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

Burlington, MA and Salem, NH

In connection with the merger with scPharma in October 2025, we assumed a 9,342 square foot facility in Burlington, Massachusetts which was previously entered into as a sublease in August 2023 and extends through August 2029. We also assumed a 1,855 square foot facility in Salem, New Hampshire which extends through August 2026. Both facilities house general and administrative as well as research and development activities. See Note 16 – Commitments and Contingencies in the Consolidated Financial Statements included in Part II, Item 8 – Financial Statements and Supplementary Data.

Item 3. Legal Proceedings

See Note 16 – Commitments and Contingencies in the Consolidated Financial Statements included in Part II, Item 8 – Financial Statements and Supplementary Data.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Information

Our common stock has been traded on The Nasdaq Global Market under the symbol “MNKD” since July 28, 2004.

Holders

On February 13, 2026, there were 90 registered holders of record of our common stock.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph illustrates a comparison of the cumulative total stockholder return (change in stock price plus reinvested dividends) of our common stock with (i) The Nasdaq Composite Index and (ii) The Nasdaq Biotechnology Index. The graph assumes a $100 investment, on December 31, 2020, in (i) our common stock, (ii) the securities comprising The Nasdaq Composite Index and (iii) the securities comprising The Nasdaq Biotechnology Index.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

A discussion of changes in our results of operations during the year ended December 31, 2024 compared to the year ended December 31, 2023 has been omitted from this Annual Report on Form 10-K but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025, which discussion is incorporated herein by reference and which is available free of charge on the SEC’s website at www.sec.gov.

Overview

We are a biopharmaceutical company dedicated to transforming chronic disease care through innovative, patient-centric solutions. Focused on cardiometabolic and orphan lung diseases, we develop and commercialize treatments that address serious unmet medical needs, including diabetes, pulmonary hypertension, and fluid overload in heart failure and chronic kidney disease. With deep expertise in drug-device combinations, we aim to deliver therapies designed to fit seamlessly into daily life.

Our cardiometabolic business is currently comprised of three commercial products: Afrezza (insulin human) Inhalation Powder; Furoscix (furosemide injection); and the V-Go wearable insulin delivery device:

•
Afrezza is an ultra rapid-acting inhaled insulin indicated to improve glycemic control in adults with diabetes. Afrezza was developed by us and consists of a dry powder formulation of human insulin delivered from a small portable inhaler. Administered at the beginning of a meal, Afrezza dissolves rapidly upon inhalation to the lung and delivers insulin quickly to the bloodstream.
•
Furoscix is a novel formulation of furosemide that delivers an 80 mg dose via an on-body infusor over a five-hour period. Furoscix is indicated for the treatment of edema in pediatric patients who weigh at least 43 kg and adult patients with chronic heart failure or chronic kidney disease. Furoscix is the first FDA-approved subcutaneous loop diuretic that delivers intravenous-equivalent diuresis at home as opposed to a hospital setting. Furoscix was developed by scPharma, which we acquired in October 2025. See Note 3 - Business Combinations in the Consolidated Financial Statements included in Part II, Item 8 – Financial Statements and Supplementary Data.
•
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

We anticipate two potential milestones for our cardiometabolic business in 2026 based on regulatory submissions that we made in 2025. The FDA is currently reviewing a sBLA pursuant to which we are seeking approval for Afrezza in children and adolescents living with type 1 or type 2 diabetes. The sBLA has been assigned a PDUFA target action date of May 29, 2026. The FDA is also reviewing a sNDA pursuant to which we are seeking approval for Furoscix ReadyFlow Autoinjector, a high-concentration formulation of furosemide that is delivered subcutaneously in under ten seconds. The sNDA has been assigned a PDUFA target action date of July 26, 2026.

In the United States, we are solely responsible for the commercialization of Afrezza, Furoscix and V-Go. Outside of the U.S., our strategy has been to establish regional partnerships in foreign jurisdictions where there are commercial opportunities, subject to the receipt of necessary foreign regulatory approvals. In December 2025, we supplied our partner in India, Cipla, with an initial shipment of Afrezza to support their launch of Afrezza in India.

The proprietary formulation and inhaler technologies used in Afrezza have also been deployed in our efforts to develop products to treat orphan lung diseases. Our first product to address an orphan lung disease, Tyvaso DPI (treprostinil) inhalation powder, received FDA approval in May 2022 for the treatment of PAH and PH-ILD. Our development and marketing partner, United Therapeutics, began commercializing Tyvaso DPI in June 2022 and is obligated to pay us a royalty on net sales of the product. We also receive revenue for the supply of Tyvaso DPI that we manufacture for UT. In August 2025, we announced the expansion of our collaboration, pursuant to which we will formulate MNKD-1501, a second investigational molecule using our proprietary technologies, and United Therapeutics will conduct preclinical and clinical development activities. Per the agreement, we received an upfront payment and are eligible to receive milestone payments upon achievement of specified development milestones as well as royalties on net sales of MNKD-1501, if approved.

The other major program in our pipeline that will potentially address an orphan lung disease is MNKD-201, a dry-powder formulation of nintedanib for the treatment of IPF. An oral dosage form of nintedanib has been available for more than a decade. However, a fairly large oral dose is required in order to achieve sufficient drug levels in lung tissue. High systemic levels of nintedanib are often associated with undesirable side effects. Our goal with an inhaled formulation is to deliver a therapeutic amount of nintedanib to the lungs while avoiding high levels of the drug in other tissues. In 2024, we conducted a Phase 1 clinical study of MNKD-201, which met its primary objective of demonstrating positive safety results and good tolerability in healthy volunteers. We are currently conducting a Phase 1b study of MNKD-201 in the United States, top line data expected in early 2H 2026, as well as a global Phase 2 study to assess the potential safety and efficacy of this investigational product in patients with IPF, in which we expect the first patient to be enrolled in in Q2 2026.

MNKD-701 is another pipeline opportunity that we are exploring. This program is focused on bumetanide, a more potent loop diuretic than furosemide. We are currently evaluating the feasibility of formulating bumetanide as a dry-powder that can be administered via oral inhalation.

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

As of December 31, 2025, we had cash, cash equivalents and investments of $176.4 million, an accumulated deficit of $3.2 billion and a total stockholders’ deficit of $51.0 million. We had net income of $5.9 million in the year ended December 31, 2025, net income of $27.6 million and net loss of $11.9 million in the years ended December 31, 2024 and 2023, respectively. To date, we have funded our operations primarily through the sale of our equity and convertible debt securities, from the receipt of upfront and milestone payments from collaborations, from borrowings, from sales of Afrezza, Furoscix and V-Go, from royalties and manufacturing revenue from UT, from proceeds of the sale-leaseback of our manufacturing facility in Danbury, CT and from the sale of a portion of future royalties that we receive from UT.

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

We consider our critical accounting policies to be those related to revenue recognition and gross-to-net adjustments, interest expense related to liability for sale of future royalties, business combinations including valuation of acquired intangible assets and contingent consideration and stock-based compensation. These critical accounting policies as well as our significant accounting policies and are more fully described in Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Part II, Item 8 – Financial Statements and Supplementary Data.

Revenue Recognition – Net Revenue – Commercial Product Sales — We sell products to a limited number of wholesale distributors and specialty and retail pharmacies, durable medical suppliers (“DME”), specialty distributors and direct purchasers in the U.S. and India (collectively, “Customers”). Wholesale distributors subsequently resell our products to retail pharmacies and certain medical centers or hospitals. Specialty pharmacies sell directly to patients. In addition to distribution agreements with Customers, we enter into arrangements with payers that provide for government mandated and/or privately negotiated rebates, chargebacks, and discounts with respect to the purchase of our products.

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

The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analysis also contemplates application of the constraint in accordance with the guidance, under which we determined a material reversal of revenue would not occur in a future period for the estimates of gross-to-net adjustments as of December 31, 2025 and, therefore, the transaction price was not reduced further during the year ended December 31, 2025. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net revenue – commercial product sales and earnings in the period such variances become known.

Significant judgment is required in estimating gross-to-net adjustments, historical experience, payer channel mix unbilled claims, claim submission time lags and inventory levels in the distribution channel. Our reserves for variable consideration related to our commercial products are reflected in our gross-to-net adjustments which were 32% of gross product revenue, or $54.0 million, for the year ended December 31, 2025, compared to 40% of gross product revenue, or $53.8 million, for the year ended December 31, 2024.

These reserves are further detailed under Reserves for Variable Consideration in Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Part II, Item 8 – Financial Statements and Supplementary Data.

Revenue Recognition – Collaborations and Services — We enter into licensing, research or other agreements under which we license certain rights to our product candidates to third parties, conduct research or provide other services to third parties. The terms of these arrangements may include but are not limited to payment to us of one or more of the following: up-front license fees; development, regulatory, and commercial milestone payments; payments for commercial manufacturing and clinical supply services we provide; and royalties on net sales of licensed products and sublicenses of the rights. As part of the accounting for these arrangements, we must develop assumptions that require significant judgment such as determining the performance obligation in the contract and determining the stand-alone selling price for each performance obligation identified in the contract.

If an arrangement has multiple performance obligations, the allocation of the transaction price is determined from observable market inputs, if available, and we use key assumptions to determine the stand-alone selling price, which may include development timelines, reimbursement rates for personnel costs, discount rates, and probabilities of technical and regulatory success. Revenue is recognized based on the measurement of progress as the performance obligation is satisfied and consideration received that does not meet the requirements to satisfy the revenue recognition criteria is recorded as deferred revenue.

With respect to our significant collaboration and service agreement with UT, which was entered into in December 2022 and includes a long-term commercial supply agreement (as amended, the "CSA"), if there is a 10% difference in (i) the estimates used to determine the transaction price for the CSA or (ii) the related allocation of the transaction price between performance obligations, the difference between the estimates for accruals and the actual liability for deferred revenue and revenue recognized for collaborations and services would be $5.5 million for the year ended December 31, 2025.

Revenue Recognition – Royalties — We recognize royalty revenue for a sales-based or usage-based royalty if it is promised in exchange for an intellectual property license. The royalty revenue is recognized as the subsequent sale of the product occurs or, if later and applicable, the satisfaction or partial satisfaction of the performance obligation to which the royalty has been allocated. Our collaboration agreement with UT entitles us to receive a royalty on net sales of Tyvaso DPI for the license of our intellectual property that was considered to be interdependent with the development activities that supported the approval of Tyvaso DPI.

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

The Company evaluates the effective interest rate periodically based on its forecasted royalty payments utilizing the prospective method. The Company periodically assesses the forecasted royalty payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments, or the timing of such payments, are materially different than original estimates, the Company will prospectively adjust the effective interest rate and amortization of the royalty liability. If there is a 10% difference in the estimated future royalty payments, the impact to our interest expense with respect to our royalty liability would be $2.6 million for the year ended December 31, 2025.

Business Combinations, Including Valuation of Acquired Intangible Assets and Contingent Consideration — The accounting for business combinations requires the Company to make significant estimates and assumptions in determining the fair values of assets acquired and liabilities assumed, including identifiable intangible assets and contingent consideration obligations. These significant judgments have a material impact on the amounts recorded at the acquisition date and on subsequent earnings. As part of the acquisition of scPharma, we identified two intangible assets, each measured using valuation models that rely on Level 3 inputs and require management to make assumptions about future economic benefits. Key inputs for these valuations include the discount rate, royalty rate and estimates of future revenue and margin growth, where applicable. The fair value of contingent consideration similarly requires significant judgment in establishing the probability-weighted likelihood of achieving the performance milestones that drive future payouts and the discount rate. If there is a 10% difference in the fair value of the contingent consideration, the impact to our other expense would be $2.6 million for the year ended December 31, 2025. See Note 3 – Business Combinations of the Notes to Consolidated Financial Statements included in Part II, Item 8 – Financial Statements and Supplementary Data.

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

The grant date fair value for the Market RSUs was $10.84 per unit for the Market RSUs granted during the year ended December 31, 2025, compared to $10.30 per unit for the Market RSUs granted during the year ended December 31, 2024. If there is a 10% difference in the grant date fair value of the Market RSUs, the impact to our stock-based compensation expense would be $1.1 million for the year ended December 31, 2025.

Results of Operations

Trends and Uncertainties

Our collaboration agreement with UT entitles us to receive a 10% royalty on net sales of Tyvaso DPI, subject to our sale of a 1% royalty on future net sales to a royalty purchaser (leaving us with a 9% royalty). Our royalty revenue reflects the trend in net sales of Tyvaso DPI in the marketplace. See Note 16 – Commitments and Contingencies in the Notes to Consolidated Financial Statements included in Part II, Item 8 – Financial Statements and Supplementary Data.

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

Years ended December 31, 2025 and 2024

Revenues

The following table provides a comparison of the revenue categories for the years ended December 31, 2025 and 2024 (dollars in thousands):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Revenues
Commercial product sales:
Gross revenue from commercial product sales	$168,090	$136,127	$31,963	23%
Less: Wholesaler distribution fees, rebates and chargebacks, product returns and other discounts	53,953	53,798	155	0%
Commercial product sales	$114,137	$82,329	31,808	39%
Gross-to-net revenue adjustment percentage	32%	40%
Collaborations and services	106,713	100,840	5,873	6%
Royalties	128,116	102,335	25,781	25%
Total revenues	$348,966	$285,504	63,462	22%

Afrezza — Gross revenue from sales of Afrezza increased by $10.6 million, or 11%, for the year ended December 31, 2025 compared to the prior year, primarily driven by increased price and higher demand. The gross-to-net adjustment was 32% of gross revenue, or $34.9 million, for the year ended December 31, 2025 compared to 35% of gross revenue, or $34.9 million, for the prior year. The decreased gross-to-net percentage was primarily attributable to a decrease in rebates in accordance with contractual arrangements. As a result, net revenue from sales of Afrezza increased by $10.5 million, or 16%, for the year ended December 31, 2025 compared to the prior year.

Furoscix — Gross revenue from sales of Furoscix was $32.4 million for the period from the October 7, 2025 acquisition date of scPharma to December 31, 2025. The gross to net adjustment was 28% resulting in net revenue of $23.2 million for the year ended December 31, 2025.

V-Go — Gross revenue from sales of V-Go decreased by $11.0 million, or 30%, for the year ended December 31, 2025 compared to the prior year and was primarily a result of lower demand partially offset by lower gross to net deductions. The gross-to-net adjustment was 38% of gross revenue, or $9.8 million, for the year ended December 31, 2025 compared to 51% of gross revenue, or $18.9 million, for the prior year. The improved gross-to-net percentage was primarily attributable to a decrease in rebates related to a reduction in active contracts. As a result, net revenue from sales of V-Go decreased by $1.9 million, or 10%, for the year ended December 31, 2025 compared to the prior year.

Collaborations and Services and Royalties — Net revenue from collaborations and services increased by $5.9 million, or 6%, for the year ended December 31, 2025 compared to the prior year. The increase in revenue was primarily attributable to increased manufacturing volume for product sold to UT. Royalty revenue from UT increased by $25.8 million, or 25%, for the year ended December 31, 2025 compared to the prior year due to UT's increase in net revenue from sales of Tyvaso DPI.

See Note 11 – Collaborations, Licensing and Other Arrangements to the Notes to Consolidated Financial Statements included in Part II, Item 8 – Financial Statements and Supplementary Data.

Commercial product gross profit

The following table provides a comparison of the commercial product gross profit categories for the years ended December 31, 2025 and 2024 (dollars in thousands):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Commercial product gross profit:
Commercial product sales	$114,137	$82,329	$31,808	39%
Less: Cost of goods sold, excluding amortization of acquired intangible assets	26,800	17,429	9,371	54%
Less: Amortization of acquired intangible assets	3,973	—	3,973	*
Commercial product gross profit:	$83,364	$64,900	18,464	28%
Gross margin	73%	79%

_________________________

* Not meaningful

Commercial product gross profit increased by $18.5 million, or 28%, for the year ended December 31, 2025 compared to the prior year. The increase in gross profit was primarily attributable to the recognition of sales of Furoscix beginning in the fourth quarter of 2025, as well as an increase in Afrezza net revenue due to increased sales and improved gross-to-net adjustments. Of the 6% decrease in gross margin, 4% is attributable to the amortization of the acquired intangible assets.

Expenses

The following table provides a comparison of the expense categories for the years ended December 31, 2025 and 2024 (dollars in thousands):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Expenses:
Cost of goods sold – commercial, excluding amortization of acquired intangible assets	$26,800	$17,429	$9,371	54%
Cost of revenue – collaborations and services	61,160	59,173	1,987	3%
Research and development	66,348	45,893	20,455	45%
Selling, general and administrative	144,135	94,329	49,806	53%
Amortization of acquired intangible assets	3,973	—	3,973	*
Loss (gain) on foreign currency transaction	7,749	(3,907)	11,656	*
Total expenses	$310,165	$212,917	97,248	46%

_________________________

* Not meaningful

Cost of revenue — collaborations and services increased by $2.0 million, or 3%, for the year ended December 31, 2025 compared to the prior year. The increases were primarily attributable to an increase in production related inventory write-offs for the period in addition to increase in costs of sales associated with an increase in the number of blisters sold, which was partially offset by decreases in cost per blister due to increased efficiencies in manufacturing activities in our Danbury, CT facility.

Research and development expenses increased by $20.5 million, or 45%, for the year ended December 31, 2025 compared to the prior year. The increase was primarily attributable to the ICoN-1 clinical study for MNKD-101, which was discontinued in the fourth quarter of 2025, clinical production scale-up for MNKD-201, personnel costs, primarily due to a full-year of costs associated with the third quarter of 2024 Pulmatrix transaction, which bolstered our research capabilities and capacity, and expenses related to Furoscix ReadyFlow. These increases were partially offset by the completion of INHALE-3, the Phase 1 clinical study and the toxicology studies for MNKD-201 in 2024, and lower costs for INHALE-1, as the study was closed out in the second quarter of 2025.

Selling, general and administrative ("SG&A") expenses for the year ended December 31, 2025 increased by $49.8 million, or 53%, compared to the prior year. The increase primarily reflects the inclusion of $17.6 million of SG&A costs associated with the promotion and support of Furoscix as well as $9.7 million of transaction-related costs incurred as part of the acquisition of scPharma. The remainder of the increase was largely attributable to higher headcount and personnel-related expense as well as deploying a medical science liaison team and Afrezza promotional costs in preparation to support the potential pediatric launch of Afrezza in 2026.

Amortization of acquired intangible assets was $4.0 million for the year ended December 31, 2025 and was related to the amortization of the developed technology related to the Furoscix on-body infuser acquired through the acquisition of scPharma.

Loss on foreign currency transaction was $7.7 million for the year ended December 31, 2025 compared to a gain of $3.9 million for the prior year. These non-cash changes were due to fluctuations in U.S. dollar to Euro exchange rates. Under the Insulin Supply Agreement with Amphastar, payment obligations for future purchases are denominated in Euros. We record a gain or loss on foreign currency transaction impact of the US dollar to Euro exchange rate associated with these future purchase commitments.

Other Income (Expense)

The following table provides a comparison of the other income (expense) categories for the years ended December 31, 2025 and 2024 (dollars in thousands):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Interest income, net	$8,053	$12,615	$(4,562)	(36%)
Interest expense	(13,830)	(11,981)	(1,849)	(15%)
Interest expense on liability for sale of future royalties	(14,449)	(16,172)	1,723	11%
Interest expense on financing liability	(9,750)	(9,828)	78	1%
Impairment of available-for-sale investment	(6,409)	(1,550)	(4,859)	313%
Other (expense) income	(1,009)	32	(1,041)	*
Gain on bargain purchase	—	5,259	(5,259)	*
Loss on settlement of debt	—	(20,444)	20,444	*
Total other expense	$(37,394)	$(42,069)	4,675	11%

_________________________

* Not meaningful

Interest income, net, consisting of interest and accretion on investments net of amortization, decreased by $4.6 million compared to the prior year primarily due to lower average balances on our securities portfolio as well as lower yields.

Interest expense increased by $1.8 million for the year ended December 31, 2025 compared to the prior year. The increase was primarily due to new term loans with an aggregate principal amount of $325.0 million, which were drawn in August and October 2025. The increase was partially offset by the following principal debt reductions that occurred in 2024: (i) $28.3 million full repayment to MidCap under the MidCap credit facility in April 2024, (ii) the discharge and termination of $8.8 million of the outstanding principal balance under the Mann Group convertible note in April 2024 and (iii) the exchange of an aggregate principal amount of approximately $193.7 million of our senior convertible notes due March 2026 in December 2024. See Note 10 – Borrowings in the Notes to Consolidated Financial Statements included in Part II, Item 8 – Financial Statements and Supplementary Data.

Interest expense on liability for sale of future royalties was $14.4 million and $16.2 million for the years ended December 31, 2025 and 2024, respectively, and was attributable to imputed interest and amortization of debt issuance costs on the liability recorded in connection with the sale of 1% of our Tyvaso DPI royalties in December 2023. See Note 16 – Commitments and Contingencies in the Notes to Consolidated Financial Statements included in Part II, Item 8 – Financial Statements and Supplementary Data.

Interest expense on financing liability was $9.8 million for each of the years ended December 31, 2025 and 2024, and represented imputed interest incurred on the sale lease-back transaction for our manufacturing facility in Danbury, CT.

Impairment of available-for-sale investment of $6.4 million for the year ended December 31, 2025 was a result of the write-off of the Thirona investment. Impairment of available-for-sale investment for the year ended December 31, 2024 was $1.6 million as a result of a modification recorded for the Thirona investment.

Other expense for the year ended December 31, 2025 was a result of the remeasurement of the fair value of the contingent consideration liability obtained from the acquisition of scPharma. The contingent consideration will be remeasured each subsequent reporting period until the related contingencies have been resolved.

Gain on bargain purchase of $5.3 million for the year ended December 31, 2024 was the result of the excess of net assets acquired compared to consideration paid in the Pulmatrix Transaction. See Note 3 – Business Combinations in the Notes to Consolidated Financial Statements included in Part II, Item 8 – Financial Statements and Supplementary Data.

Loss on settlement of debt for the year ended December 31, 2024 includes repayment of a portion of the senior convertible notes pursuant to private exchange agreements with certain note holders in December 2024, resulting in an inducement expense of $13.4 million. Additionally, a loss on early extinguishment of debt of $7.0 million was incurred for the year ended December 31, 2024 in connection with the repayment of the MidCap credit facility and Mann Group convertible note in April 2024. See Note 10 – Borrowings in the Notes to Consolidated Financial Statements included in Part II, Item 8 – Financial Statements and Supplementary Data.

Income tax (benefit) expense

Income tax benefit of $4.5 million for the year ended December 31, 2025 relates to deferred taxes established as part of the acquisition of scPharma. Income tax expense of $2.9 million for the year ended December 31, 2024 was primarily related to state income taxes.

Non-GAAP Measures

To supplement our consolidated financial statements presented under GAAP, we are presenting non-GAAP net income (loss) and non-GAAP net income per share - basic, which are non-GAAP financial measures. We are providing these non-GAAP financial measures to disclose additional information to facilitate the comparison of past and present operations, and they are among the indicators management uses as a basis for evaluating our financial performance. We believe that these non-GAAP financial measures, when considered together with our GAAP financial results, provide management and investors with an additional understanding of our business operating results, including underlying trends.

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

The following table reconciles our financial measures for net income (loss) and net income (loss) per share ("EPS") for basic weighted average shares as reported in our consolidated statement of operations to a non-GAAP presentation:

	Years ended December 31,
	2025		2024		2023
	Net Income	Basic EPS	Net Income	Basic EPS	Net Income	Basic EPS

GAAP reported net income (loss)	$5,863	$0.02	$27,588	$0.10	$(11,938)	$(0.04)
Non-GAAP adjustments:
Stock compensation	24,195	0.08	21,358	0.08	17,649	0.07
Interest expense on liability for sale of future royalties	14,449	0.05	16,172	0.06	185	—
Sold portion of royalty revenue (1)	(12,812)	(0.04)	(10,234)	(0.04)	(2,103)	(0.01)
Acquisition-related expenses (2)	9,690	0.03	—	—	—	—
Loss (gain) on foreign currency transaction	7,749	0.03	(3,907)	(0.01)	1,916	0.01
Impairment loss on available-for-sale investment	6,409	0.01	1,550	0.01	170	—
Amortization of intangible assets acquired	3,973	0.01	—	—	—	—
Gain on bargain purchase	—	—	(5,259)	(0.02)	—	—
Loss on settlement of debt	—	—	20,444	0.07	—	—
Non-GAAP adjusted net income	$59,516	$0.19	$67,712	$0.25	$5,879	$0.03
Weighted average shares used to compute net income per share – basic	305,639		274,415		267,014

_________________________

(1)
Represents the non-cash portion of the 1% royalty on net sales of Tyvaso DPI earned during the years ended December 31, 2025 and 2024 which is remitted to the royalty purchaser and recognized as royalties from collaborations in our consolidated statements of operations. Our revenues from royalties from collaborations during the years ended December 31, 2025 and 2024 and fourth quarter of 2023 totaled $128.1 million, $102.3 million and $21.0 million, respectively, of which $12.8 million, $10.2 million, and $2.1 million, respectively, is remitted to the royalty purchaser.
(2)
Represents transaction fees incurred during the year ended December 31, 2025 associated with the acquisition of scPharma.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, and investments. Our primary uses of cash include the development of our product pipeline, the manufacturing and marketing of Afrezza, Furoscix and V-Go, manufacturing Tyvaso DPI, selling, general and administrative expenses, and principal and interest payments on our financing liability and debt.

We fund our operations primarily through sales of Afrezza, Furoscix and V-Go, and royalties and manufacturing revenue from UT. Historically, we have funded our operations primarily through the sale of equity and convertible debt securities, from the receipt of upfront and milestone payments from collaborations, from borrowings, from proceeds from the sale of certain assets and the sale of a portion of our future royalties that we receive from UT. In combination with our cash, cash equivalents and investments on hand, we believe that these sources of revenue, as well as the potential financing sources currently available to us, will allow us to meet our liquidity needs over the next 12 months and in the longer term.

The following table presents our material cash requirements as of December 31, 2025 associated with contractual commitments for future periods (in thousands, except footnotes):

	2026	2027-2028	2029-2030	Thereafter	Total
Financing liability(1)	$10,533	$22,023	$23,365	$153,913	$209,834
Senior convertible notes(2)	36,773	—	—	—	36,773
Insulin purchase agreement(3)	—	11,984	13,647	39,159	64,790
Insulin purchase capacity fees(3)	3,522	3,522	2,348	3,522	12,914
Bedford, MA facility operating lease(4)	1,366	2,849	3,013	4,708	11,936
Blackstone term loan(5)	—	—	325,000	—	325,000
Blackstone term loan interest(5)	27,734	55,469	44,223	—	127,426
Total material cash requirements	$79,928	$95,847	$411,596	$201,302	$788,673

_________________________

(1)
$103.4 million principal amount of indebtedness under the Sale-Leaseback Transaction, plus $104.2 million of imputed interest and $2.3 million in unamortized debt issuance costs. On November 8, 2021, we sold a portion of our manufacturing facility located in Danbury, CT to an affiliate of Creative Manufacturing Properties (the “Purchaser”) for a sales price of $102.3 million. We leased the property from the Purchaser for an initial term of 20 years, with four renewal options of five years each. The total annual rent under the lease started at approximately $9.5 million per year, subject to a 50% rent abatement during the first year of the lease, and increases annually by (i) 2.5% in the second through fifth year of the lease and (ii) 3% in the sixth and each subsequent year of the lease, including any renewal term. We are responsible for payment of operating expenses, property taxes and insurance for the leased property. Pursuant to the terms of the lease, we have four options to repurchase the property, in 2026, 2031, 2036 and 2041, for the greater of (i) $102.3 million or (ii) the fair market value of the leased property. Interest expense is calculated using an incremental borrowing rate of approximately 9.0%.
(2)
$36.3 million aggregate principal amount of senior convertible notes and a remaining interest payment obligation of $0.5 million in 2026 as a result of the principal amount bearing interest at 2.50% payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021 and maturing on March 1, 2026, unless earlier converted, redeemed or repurchased by us. The senior convertible notes are convertible at an initial conversion price of approximately $5.21 per share of common stock. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the Indenture.
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
(4)
$11.9 million remaining lease payments under an operating lease of a building located in Bedford, Massachusetts (the "Bedford Lease"). In July 2024, the Company assumed the Bedford Lease in connection with the Pulmatrix Transaction. The monthly base rent payments of $101,282 are subject to 3% annual increases, plus the estimated cost of maintaining the property and common areas by the landlord. The Company also assumed from Pulmatrix a $0.7 million obligation to repay landlord-funded tenant improvements at a rate of $6,000 per month through the end of the lease term in November 2033. The Company has the right to extend the lease term for an additional five-year term. Interest expense is calculated using an incremental borrowing rate of approximately 7.3%.
(5)
$325.0 million in aggregate principal amount of term loans bearing interest at a rate per annum equal to, (i) in the case of a Base Rate Loan, the greatest of (a) the prime rate in effect on such day, (b) the federal funds rate in effect on such day plus 0.5%, (c) Adjusted Term SOFR (defined below) for a one-month’s tenor in effect on such day plus 1%, and (d) 3.0% plus a margin of 3.75%, or (ii) in the case of a SOFR Loan, the one, three or six month term SOFR (at the Company’s election), subject to a 2.00% floor (the “Adjusted Term SOFR”), plus a margin of 4.75%. In addition, upon the occurrence and continuation of an event of default under the Amended Credit Agreement, interest on the term loans accrues at the applicable rate plus 2.00% per annum. Interest is paid quarterly or, if the Company elects 1-month SOFR, monthly. The interest rate margin increases to 4.00% in the case of a Base Rate Loan and 5.00% in the case of a SOFR Loan at any time the Company’s ratio of indebtedness to adjusted EBITDA (measured on a trailing four quarter basis) is greater than or equal to 5.00:1.00 as of the most recent fiscal quarter for which the Company has delivered financial statements. Future material cash requirements for interest payments are based on the interest rate as of December 31, 2025, which was 8.53%. The Blackstone Credit Facility requires us to maintain at least $40.0 million of liquidity, tested quarterly, with liquidity defined as our unrestricted cash and cash equivalents held in collateral accounts of the lenders.

To date, we have been able to timely make our required interest payments on our indebtedness. If we fail to repay, repurchase or redeem our outstanding notes and term loans when required, we will be in default under the applicable instrument for such indebtedness, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have an adverse effect on our business, results of operations and financial condition. We may from time to time seek to retire or purchase our outstanding debt, including the remaining senior convertible notes and our term loans, through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material.

In July 2013, we issued the Milestone Rights pursuant to the Milestone Rights Agreement to the Original Milestone Purchasers. The Milestone Rights were subsequently assigned the Milestone Purchasers. The Milestone Rights provide the Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones, $45.0 million of which remain payable as of December 31, 2025. See Note 9 – Accrued Expenses and Other Current Liabilities and Note 16 – Commitments and Contingencies in the Notes to Consolidated Financial Statements included in Part II, Item 8 – Financial Statements and Supplementary Data for further information related to the Milestone Rights.

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

In February 2018, we entered into a controlled equity offering sales agreement with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), as sales agent, pursuant to which we may offer and sell, from time to time, through Cantor Fitzgerald, shares of our common stock, which was amended and restated in February 2025 (as amended, the “CF Sales Agreement”). Under the CF Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. On February 26, 2025, we filed a sales agreement prospectus under a registration statement on Form S-3, which became effective upon filing, covering the sale of up to $200.0 million of our common stock through Cantor Fitzgerald under the CF Sales Agreement, of which $200.0 million remained available as of December 31, 2025.

During the year ended December 31, 2025, we generated $18.3 million of cash from our operating activities. Cash generated from operating activities consisted of net income of $5.9 million offset by non-cash adjustments of $58.3 million and a net decrease in cash flows from operating assets and liabilities of $45.9 million. Non-cash items primarily included stock-based compensation of $24.2 million, interest on liability for sale of future royalties of $14.4 million, depreciation and amortization of $12.3 million, and write-off of inventory of $10.4 million. These charges were partially offset by the sold portion of royalty revenue of $12.8 million. The net decrease in cash flows from operating assets and liabilities was primarily due to a decrease of $16.7 million in accounts payable, decrease of $10.0 million in prepaid expenses and other current assets, and a decrease of $8.3 million in deferred revenue. These decreases were partially offset by an increase of $3.3 million in accrued expenses and other current liabilities.

During the year ended December 31, 2024, we generated $42.5 million of cash from our operating activities. Cash generated from operating activities consisted of net income of $27.6 million offset by non-cash adjustments of $51.4 million and a net decrease in cash flows from operating assets and liabilities of $36.5 million. Non-cash items primarily included stock-based compensation of $21.4 million, interest on liability for sale of future royalties of $16.2 million, loss on settlement of debt of $20.4 million and depreciation and amortization of $7.4 million. These charges were partially offset by the sold portion of royalty revenue of $10.2 million and a gain on bargain purchase of $5.3 million. The net decrease in cash flows from operating assets and liabilities was primarily due to a decrease of $15.3 million in deferred revenue and decrease of $6.6 million in prepaid expenses and other current assets. These decreases were partially offset by an increase of $2.7 million in accounts receivable, net.

Cash used in investing activities of $304.8 million for the year ended December 31, 2025 was primarily due to the $357.7 million of cash used in the acquisition of scPharma, net of cash acquired, and inclusive of the $10.0 million bridge loan provided to scPharma prior the acquisition. There was also the purchase of $157.8 million of debt securities. The cash used was partially offset by the maturity of $215.3 million of debt securities.

Cash used in investing activities of $96.6 million for the year ended December 31, 2024 was primarily due to the purchase of $273.8 million of held-to-maturity securities, $9.7 million of property and equipment and $7.0 million of available-for-sale securities, partially offset by the maturity of $135.3 million of held-to-maturity debt securities and $58.1 million of available-for-sale securities.

Cash provided by financing activities of $315.1 million for the year ended December 31, 2025 was primarily due to proceeds from a term loan of $325.0 million under the Blackstone Credit Facility, partially offset by $7.3 million of loan issuance costs.

Cash provided by financing activities of $137.3 million for the year ended December 31, 2024 was primarily due to principal and early extinguishment payments on the senior convertible notes of $87.7 million, MidCap credit facility of $36.6 million, and Mann Group convertible note of $8.9 million and $6.1 million of payments to taxing authorities from equity withheld upon vesting of RSUs and stock options, partially offset by $3.1 million in proceeds from the market price stock purchase plan ("MPSPP") and ESPP.

We believe we will be able to meet our near-term liquidity needs based on our cash, cash equivalents and investments on hand, sales of Afrezza, Furoscix and V-Go, and royalties and manufacturing revenue from the production and sale of Tyvaso DPI as well as through debt or equity financing, if necessary, for our long-term liquidity needs. We expect to continue to incur expenditures for the foreseeable future in support of our manufacturing operations, sales and marketing costs for our products and development costs for other product candidates in our pipeline. As of December 31, 2025, we had cash, cash equivalents and investments of $176.4 million, which was comprised of capital resources of $74.9 million in cash and cash equivalents, $96.5 million in short-term investments and $5.0 million in long-term investments, and total principal amount of outstanding borrowings of $361.3 million.

We believe our resources will be sufficient to fund our operations for the next 12 months from the date of issuance of our Consolidated Financial Statements included in Part II, Item 8 – Financial Statements and Supplementary Data.

Recent Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Part II, Item 8 – Financial Statements and Supplementary Data for information regarding new accounting standards that have been issued by the FASB but are not effective until after December 31, 2025.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The senior convertible notes have a fixed interest rate of 2.50%, and therefore the interest expense associated with such debt is not exposed to changes in market interest rates. Interest on borrowings under the Blackstone Credit Facility accrue interest at a rate per annum equal to (i) in the case of a Base Rate Loan, the greatest of (a) the prime rate in effect on such day, (b) the federal funds rate in effect on such day plus 0.5%, (c) Adjusted Term SOFR for a one-month’s tenor in effect on such day plus 1%, and (d) 3.0% plus a margin of 3.75%, or (ii) in the case of a SOFR Loan, one, three or six month Adjusted Term SOFR (at our election), plus a margin of 4.75%. The interest rate margin increases to 4.00% in the case of a Base Rate Loan and 5.00% in the case of a SOFR Loan at any time the Company’s ratio of indebtedness to adjusted EBITDA (measured on a trailing four quarter basis) is greater than or equal to 5.00:1.00 as of the most recent fiscal quarter for which the Company has delivered financial statements. Accordingly, our interest expense under the Blackstone Credit Facility is subject to changes in the various market interest rates. If a hypothetical 10% change in the SOFR interest rates on December 31, 2025 were to have occurred, this change would not have had a material effect on our annual interest payment obligation on the borrowings under the Blackstone Credit Facility, which as of December 31, 2025, are SOFR Loans. See Note 10 – Borrowings in the Notes to Consolidated Financial Statements included in Part II, Item 8 – Financial Statements and Supplementary Data for information about the principal amount of outstanding debt.

Foreign Currency Exchange Risk

We incur and will continue to incur significant expenditures for insulin supply obligations under our Insulin Supply Agreement. Such obligations are denominated in Euros. At the end of each reporting period, the recognized gain or loss on purchase commitment is converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and the Euro. For the year ended December 31, 2025, we realized a $7.7 million currency loss, which was reflected as a loss on foreign currency transaction in the consolidated statements of operations.

Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. If a change in the U.S. dollar to Euro exchange rate equal to 10% of the U.S. dollar to Euro exchange rate on December 31, 2025 were to have occurred, this change would have resulted in a foreign currency impact to our pre-tax income of approximately $6.6 million.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may not operate effectively because of changes in conditions such as replacing consulting resources with permanent personnel or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the Internal Control-Integrated Framework ("2013 Framework").

As permitted by guidelines established by the SEC for newly acquired businesses, management has excluded scPharma from its assessment of the effectiveness of the Company’s internal control over financial reporting for the year ended December 31, 2025. Excluding associated goodwill and intangible assets, scPharma represents approximately 7% of the Company’s consolidated total assets and 7% of consolidated total revenues as of and for the year ended December 31, 2025. The Company’s independent registered public accounting firm has not evaluated the internal control over financial reporting of scPharma for the year ended December 31, 2025.

Management is in the process of integrating scPharma into the Company’s internal control framework and plans to include scPharma in its assessment of internal control over financial reporting beginning with the year ending December 31, 2026.

Subject to the above exemption for scPharma, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective at the reasonable assurance level based on those criteria.

The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report herein, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2025.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of MannKind Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of MannKind Corporation and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at scPharmaceuticals Inc., which was acquired on October 7, 2025, and whose financial statements constitute 7% of total assets, excluding associated goodwill and intangible assets, and 7% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at scPharmaceuticals Inc.

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

/s/ Deloitte & Touche LLP

Los Angeles, California

February 26, 2026

Item 9B. Other Information.

During the three months ended December 31, 2025, two of our officers (as defined in Rule 16a-1(f) under the Exchange Act) and directors terminated or adopted a written trading plan for the orderly disposition of the Company’s securities as set forth in the table below:

			Type of Trading Arrangement
Name and Position	Action	Date of Action	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Total Shares of Common Stock to be Sold	Total Shares of Common Stock to be Purchased	Expiration Date
Sanjay Singh Executive Vice President, Technical Operations	Termination	November 14, 2025	X	—	37,554	—	November 14, 2025
Steven B. Binder Director	Termination	December 2, 2025	X	—	151,965	—	December 2, 2025
Steven B. Binder Director	Adoption	December 2, 2025	X	—	157,186(3)	—	September 30, 2026
(1)
Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(2)
"Non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(3)
The trading plan for Steven B. Binder is designed to sell a specified percentage of the net shares delivered after tax withholding upon the vesting of restricted stock unit awards held. The actual number of shares to be sold will depend on state and federal tax rates applicable on the relevant vesting dates (currently assumed to be a combined 34%) as well as the payout, if any, of performance RSU awards (currently assumed to be at 107%). Based on these assumptions, the number of shares of common stock underlying restricted stock unit awards to be sold by Steven B. Binder after tax withholdings is approximately 157,186.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item and not set forth below will be set forth in the sections headed “Proposal 1 – Election of Directors” and “Corporate Governance Principles and Board and Committee Matters” in our definitive proxy statement for our 2026 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC on or before April 30, 2026, and is incorporated herein by reference.

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

Michael E. Castagna, Pharm.D. has served as our Chief Executive Officer and as one of our directors since May 2017. Mr. Castagna also served as a Corporate Vice President, Chief Commercial Officer from March 2016 until May 2017. From November 2012 until he joined us, Mr. Castagna was at Amgen, Inc., where he initially served as Vice President, Global Lifecycle Management and was most recently Vice President, Global Commercial Lead for Amgen’s Biosimilar Business Unit. From 2010 to 2012, he was Executive Director, Immunology, at Bristol-Myers Squibb Company ("BMS"). Before BMS, Mr. Castagna served as Vice President and Head, Biopharmaceuticals, North America, at Sandoz, a division of Novartis. Beginning in 1997, he held positions with commercial or medical affairs responsibilities at EMD (Merck) Serono, Pharmasset and DuPont Pharmaceuticals. He received his pharmacy degree from the University of the Sciences-Philadelphia College of Pharmacy, a Pharm.D. from Massachusetts College of Pharmacy & Sciences and an MBA from The Wharton School of Business at the University of Pennsylvania.

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

Jennifer Grancio has been one of our directors since March 2020. Since October 2023, Ms. Grancio has been the Global Head of Wealth at the TCW Group. From October 2020 until October 2023, Ms. Grancio served as the Chief Executive Officer of Engine No. 1, an impact investment firm. From November 2018 until October 2020, she consulted through Grancio Capital, where she worked with CEOs to accelerate high-growth company success. From 1999 to 2018, she served as a founder and executive with BlackRock’s iShares business, where she spearheaded the distribution of iShares in the United States and Europe and acted as the Global Head of Marketing and Partnerships for BlackRock’s index business. Prior to BlackRock, she was a senior associate with PricewaterhouseCoopers, a management consulting firm. Ms. Grancio serves as a board member for Ethic Inc., a sustainable investing firm, and for Harvest Savings & Wealth Technologies, Inc. She is also on the advisory boards of Say Technologies LLC and m+ funds (from Alaia Capital, LLC). Ms. Grancio earned a bachelor’s degree in economics and international relations from Stanford University, and an MBA degree in strategy and finance from Columbia Business School.

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

Sabrina Kay, Ed.D. has been a member of our Board of Directors since December 2020. Currently, Dr. Kay serves as Founder and CEO of Fremont Private Investments, where she has led the operations and exits of several companies including The Art Institute of Hollywood (sold to Education Management Corp.), Premier Business Bank (sold to First Foundation Inc.), Fashion Umbrella, Fremont College, and Dale Carnegie of Los Angeles. Dr. Kay currently serves on the boards of East West Bank (NASDAQ: EWBC) and Hagerty (NYSE:HGTY). She is also a philanthropist, having served on more than 30 charitable and civic boards, including the Los Angeles Sports and Entertainment Commission, Petersen Automotive Museum, Portal Schools, the Leadership Council of International Medical Corps Leadership Council, the Board of Leaders of USC Marshall School and After-School All-Stars Los Angeles, which she chairs. Dr. Kay received Ed.D. and M.Sc. degrees in education from the University of Pennsylvania. She also holds an MBA from the University of Southern California.

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

3.1

Amended and Restated Certificate of Incorporation of MannKind Corporation (incorporated by reference to Exhibit 3.1 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on August 9, 2016).

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

3.6	Amended and Restated Bylaws of MannKind Corporation (incorporated by reference to Exhibit 3.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on May 27, 2020).

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 , 3.5 and 3.6.

4.2	Form of Common Stock certificate (incorporated by reference to Exhibit 4.2 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 16, 2017).

4.3	Description of Common Stock (incorporated by reference to Exhibit 4.3 to MannKind's Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on February 27, 2024).

4.4

Milestone Rights Purchase Agreement, dated as of July 1, 2013, by and among MannKind Corporation, Deerfield Private Design Fund II, L.P. and Horizon Santé FLML SÁRL (incorporated by reference to Exhibit 99.3 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on July 1, 2013).

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

10.2*

Offer Letter, dated March 9, 2016, by and between MannKind Corporation and Michael E. Castagna (incorporated by reference to Exhibit 10.38 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 15, 2016).

10.3*

Offer Letter, dated December 22, 2016, by and between MannKind Corporation and Stuart Tross (incorporated by reference to Exhibit 10.36 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 16, 2017).

10.4*

Offer Letter, dated May 16, 2023, by and between MannKind Corporation and Sanjay Singh (incorporated by reference to Exhibit 10.4 to MannKind's Annual Report on Form 10-K (File No. 000-50865) filed with the SEC on February 27, 2024).

10.5*

Executive Severance Agreement, dated October 10, 2007, by and between MannKind Corporation and David Thomson (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), as amended, filed with the SEC on October 17, 2007).

10.6*

Form of Indemnity Agreement entered into between MannKind Corporation and each of its directors and officers (incorporated by reference to Exhibit 10.1 to MannKind’s Registration Statement on Form S-1 (File No. 333-115020), filed with the SEC on April 30, 2004, as amended).

10.7*	Form of Change of Control Agreement (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on April 7, 2017).

10.8*	Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.1 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on May 8, 2025).

10.9*

MannKind Corporation 2013 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on August 9, 2016).

10.10*

Form of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the MannKind 2013 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to MannKind’s Registration Statement on Form S-8 (File No. 000-188790), filed with the SEC on May 23, 2013).

10.11*

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the MannKind 2013 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to MannKind’s Registration Statement on Form S-8 (File No. 000-188790), filed with the SEC on May 23, 2013).

10.12*

MannKind Corporation 2018 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to MannKind’s Registration Statement on Form S-8 (File No. 333-274176), filed with the SEC on August 23, 2023).

10.13*

Form of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the MannKind 2018 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to MannKind’s Registration Statement on Form S-8 (File No. 333-226648), filed with the SEC on August 7, 2018).

10.14*

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the MannKind 2018 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to MannKind’s Registration Statement on Form S-8 (File No. 333-226648), filed with the SEC on August 7, 2018).

10.15*

MannKind Corporation 2004 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 99.2 to MannKind’s Registration Statement on Form S-8 (File No. 333-274176), filed with the SEC on August 23, 2023).

10.16*

MannKind Corporation Market Price Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to MannKind’s Registration Statement on Form S-8 (File No. 333-225428), filed with the SEC on June 5, 2018).

Exhibit Number	Description of Document
10.17**

Supply Agreement, July 31, 2014, by and between MannKind Corporation and Amphastar France Pharmaceuticals S.A.S. (incorporated by reference to Exhibit 10.23 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on February 25, 2021).

10.18

First Amendment to Supply Agreement, dated October 31, 2014, by and between MannKind Corporation and Amphastar France Pharmaceuticals, S.A.S. and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.32 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 16, 2017).

10.19**

Second Amendment to Supply Agreement, dated November 9, 2016, by and between MannKind Corporation and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on November 7, 2024).

10.20**

Third Amendment to Supply Agreement, dated April 11, 2018, by and between MannKind Corporation and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on November 7, 2024).

10.21

Fourth Amendment to Supply Agreement, dated December 24, 2018, by and between MannKind Corporation and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.50 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on February 26, 2019).

10.22**

Fifth Amendment to Supply Agreement, dated August 2, 2019, by and between MannKind Corporation and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 99.5 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on August 7, 2019).

10.23**

Sixth Amendment to Supply Agreement, dated May 24, 2021, by and between MannKind Corporation and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on May 25, 2021).

10.24**

Seventh Amendment to Supply Agreement, dated December 22, 2023, by and between MannKind Corporation and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on December 27, 2023).

10.25

Office Lease, dated May 5 2017, by and between MannKind Corporation and Russell Ranch Road II LLC. (incorporated by reference to Exhibit 10.3 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on August 7, 2017).

10.26

Third Amendment to Office Lease, dated April 8, 2022, between MannKind Corporation and Russell Ranch Road II LLC (incorporated by reference to Exhibit 10.1 to MannKind's Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on May 5, 2022).

10.27**	License and Collaboration Agreement, dated September 3, 2018, by and between MannKind Corporation and United Therapeutics.

10.28**#

First Amendment to License and Collaboration Agreement dated August 24, 2025, by and between MannKind Corporation and United Therapeutics Corporation (incorporated by reference to Exhibit 10.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on August 27, 2025).

10.29**

Research Agreement, dated September 3, 2018, by and between MannKind Corporation and United Therapeutics Corporation (incorporated by reference to Exhibit 10.3 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on November 7, 2024).

Exhibit Number	Description of Document
10.30**

Commercial Supply Agreement, dated August 12, 2021, by and between MannKind Corporation and United Therapeutics Corporation (incorporated by reference to Exhibit 10.1 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on November 9, 2021).

10.31**

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

10.33**

Third Amendment to Commercial Supply Agreement, dated August 31, 2022, by and between MannKind Corporation and United Therapeutics Corporation (incorporated by reference to Exhibit 10.50 to MannKind's Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on February 23, 2023).

10.34**

Fourth Amendment to Commercial Supply Agreement, dated December 22, 2022, by and between MannKind Corporation and United Therapeutics Corporation (incorporated by reference to Exhibit 10.51 to MannKind's Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on February 23, 2023).

10.35**

Fifth Amendment to Commercial Supply Agreement, dated January 8, 2024, by and between MannKind Corporation and United Therapeutics Corporation (incorporated by reference to Exhibit 10.2 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on May 8, 2025).

10.36**

Sixth Amendment to Commercial Supply Agreement, dated December 2, 2024, by and between MannKind Corporation and United Therapeutics Corporation (incorporated by reference to Exhibit 10.3 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on May 8, 2025).

10.37**#	Seventh Amendment to Commercial Supply Agreement, dated January 7, 2026, by and between MannKind Corporation and United Therapeutics Corporation.

10.38**

Purchase and Sale Agreement, dated September 23, 2021, by and between MannKind Corporation and 1 Casper, LLC (incorporated by reference to Exhibit 10.3 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on November 9, 2021).

10.39**#

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

10.41

First Amendment to Office Lease, dated February 11, 2019, by and between Valeritas, Inc. and BRP 293 Equity Partners, LLC (incorporated by reference to Exhibit 10.53 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on February 23, 2023).

10.42#

Loan Agreement, dated August 6, 2025, among MannKind Corporation, certain subsidiaries of MannKind Corporation, Wilmington Trust, National Association, Blackstone Alternative Credit Advisors LP and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on August 6, 2025).

10.43#

Amendment No.1 to the Loan Agreement, dated August 24, 2025, among MannKind Corporation, certain subsidiaries of MannKind Corporation, Wilmington Trust, National Association, Blackstone Alternative Credit Advisors LP and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on August 25, 2025).

10.44

Contingent Value Rights Agreement, dated October 7, 2025, by and between MannKind Corporation and Broadridge Corporate Issuer Solutions, LLC (incorporated by reference to Exhibit 10.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on October 9, 2025).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on February 26, 2025).

Exhibit Number	Description of Document
21.1	Subsidiaries of MannKind Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

# Certain annexes, exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANNKIND CORPORATION

By:	/s/ Michael E. Castagna
Michael E. Castagna
Chief Executive Officer

Dated: February 26, 2026

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

Signature	Title	Date

/s/ Michael E. Castagna Michael E. Castagna	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2026

/s/ Christopher B. Prentiss Christopher B. Prentiss	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2026

/s/ James S. Shannon James S. Shannon, M.D., MRCP (UK)	Chairman of the Board of Directors	February 26, 2026

/s/ Steven B. Binder Steven B. Binder	Director	February 26, 2026

/s/ Ronald J. Consiglio Ronald J. Consiglio	Director	February 26, 2026

/s/ Michael Friedman, M.D. Michael Friedman, M.D.	Director	February 26, 2026
/s/ Jennifer Grancio Jennifer Grancio	Director	February 26, 2026
/s/ Anthony C. Hooper	Director	February 26, 2026
Anthony C. Hooper

/s/ Sabrina Kay, Ed.D. Sabrina Kay, Ed.D.	Director	February 26, 2026

/s/ Christine Mundkur	Director	February 26, 2026
Christine Mundkur

MANNKIND CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of MannKind Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MannKind Corporation and subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2025 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are a matter arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Revenue – Collaborations and Services – Revenue Forecast – Refer to Notes 2 and 11 to the financial statements

Critical Audit Matter Description

With respect to the Company's significant collaboration and service agreement that includes a long-term commercial supply agreement, the Company identified three distinct performance obligations: (1) the license, supply of product to be used in clinical development, and continued development and approval support for Tyvaso DPI; (2) development activities for the next generation of the product; and (3) a material right associated with current and future manufacturing and supply of product (“Manufacturing Services”).

Deferred revenue related to Manufacturing Services is recognized as product is delivered over the commercial supply agreement using an output method based on the estimate of measurement of progress. Consideration received that does not meet the requirements to satisfy the revenue recognition criteria is recorded as deferred revenue.

Significant management judgment is required in determining the level of effort required and the period over which the Company is expected to complete its performance obligation under this arrangement, which in turn is utilized to estimate the amount of Manufacturing Services that should be recognized, as control of manufactured products is transferred to the customer. This estimation utilizes the Company’s actual product revenue, as well as the forecasted product revenue related to the delivery of its performance obligation.

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
o
Evaluated management’s ability to estimate total forecasted revenue by comparing actual revenues to management’s historical estimates and changes in historical forecasts.
o
Tested the mathematical accuracy of the Company’s calculations used.
o
Evaluated the accuracy and completeness of data used by management to generate the estimate.

Intangible Assets – Valuation of Developed Technology – On-body infusor and IPR&D – Furoscix ReadyFlow Autoinjector - Refer to Notes 2, 3 and 8 to the financial statements

Critical Audit Matter Description

On October 7, 2025, the Company completed its merger with scPharmaceuticals Inc. (“scPharma”), a publicly held pharmaceutical company focused on cardiovascular and renal care. The merger with scPharma was accounted for as a business combination using the acquisition method of accounting, which requires the assets acquired and liabilities assumed to be recognized at their respective fair values as of the effective date. Accordingly, the purchase price was allocated to the tangible and intangibles assets acquired based on their respective fair values, including developed technology intangible assets of $194.0 million and IPR&D intangible assets of $129.6 million.

The fair value of the acquired developed technology related to the on-body infusor and the IPR&D related to the ReadyFlow Formulation were derived using an income approach, specifically a projected discounted cash flow method, adjusted for the probability of regulatory and commercial success. The determination of the fair value of the developed technology and IPR&D intangible assets required management to make significant estimates and assumptions related to future cash flows and the discount rate.

We identified the valuation of the acquired developed technology and IPR&D intangible assets acquired as a critical audit matter because of the significant estimates and assumptions management made related to the future revenue growth and expenses, and the selection of the discount rate to determine the fair value of these assets. This required a high degree of auditor judgment and an increased extent of effort, including the involvement of our fair value specialists, when performing audit procedures to evaluate the reasonableness of management's forecasts of future cash flows and the discount rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the estimates of future cash flows and discount rate for the acquired developed technology and IPR&D intangible assets included the following, among others:

•
We tested the effectiveness of internal controls over the valuation of the developed technology and IPR&D intangible assets, including those over estimates of future cash flows and the selection of the discount rate.
•
We performed sensitivity analyses of the significant assumptions used in the developed technology and IPR&D valuation models to evaluate the change in fair value resulting from changes in the significant assumptions.
•
We assessed the reasonableness of management's estimated cash flows by inquiring of management regarding its processes for developing estimated cash flows and comparing the estimates to historical results of the Company, cash flow results of other acquisitions completed in recent years, and growth assumptions observed for comparable peer companies.
•
We evaluated whether the estimated revenue growth rates and cash flows were consistent with evidence obtained in other areas of the audit, including a retrospective review of actual post-acquisition financial results.

•
With the assistance of our fair value specialists, we (1) evaluated the reasonableness of the valuation methodology; (2) evaluated the reasonableness of the discount rate through comparing the data underlying the determination of the discount rate to independent sources and developing a range of independent estimates and compared those to the discount rates selected by management; and (3) tested the mathematical accuracy of the discounted cash flow calculation.

/s/ Deloitte & Touche LLP

Los Angeles, California

February 26, 2026

We have served as the Company’s auditor since 2001.

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023
	(In thousands except per share data)
Revenues:
Commercial product sales	$114,137	$82,329	$74,029
Collaborations and services	106,713	100,840	52,954
Royalties	128,116	102,335	71,979
Total revenues	348,966	285,504	198,962
Expenses:
Cost of goods sold – commercial, excluding amortization of acquired intangible assets	26,800	17,429	20,863
Cost of revenue – collaborations and services	61,160	59,173	41,908
Research and development	66,348	45,893	31,283
Selling, general and administrative	144,135	94,329	94,314
Amortization of acquired intangible assets	3,973	—	—
Loss (gain) on foreign currency transaction	7,749	(3,907)	1,916
Total expenses	310,165	212,917	190,284
Income from operations	38,801	72,587	8,678
Other income (expense):
Interest income, net	8,053	12,615	6,154
Interest expense	(13,830)	(11,981)	(15,151)
Interest expense on liability for sale of future royalties	(14,449)	(16,172)	(185)
Interest expense on financing liability	(9,750)	(9,828)	(9,825)
Impairment of available-for-sale investment	(6,409)	(1,550)	(170)
Other (expense) income	(1,009)	32	122
Gain on bargain purchase	—	5,259	—
Loss on settlement of debt	—	(20,444)	—
Total other expense	(37,394)	(42,069)	(19,055)
Income before income tax (benefit) expense	1,407	30,518	(10,377)
Income tax (benefit) expense	(4,456)	2,930	1,561
Net income (loss)	$5,863	$27,588	$(11,938)
Net income (loss) per share – basic	$0.02	$0.10	$(0.04)
Weighted average shares used to compute net income (loss) per share – basic	305,639	274,415	267,014
Net income (loss) per share – diluted	$0.02	$0.10	$(0.04)
Weighted average shares used to compute net income (loss) per share – diluted	314,112	283,844	267,014

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Net income (loss)	$5,863	$27,588	$(11,938)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	275	1,109	—
Adjustment for impairment of available-for-sale investment included in net income (loss)	(1,269)	—	—
Comprehensive income (loss)	$4,869	$28,697	$(11,938)

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
	(In thousands except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$74,882	$46,339
Short-term investments	96,464	150,917
Accounts receivable, net	38,367	11,804
Inventory	35,313	27,886
Prepaid expenses and other current assets	46,553	31,360
Total current assets	291,579	268,306
Restricted cash	745	737
Long-term investments	5,012	5,482
Property and equipment, net	82,423	85,365
Goodwill	67,595	1,931
Developed technology - on-body infusor	190,027	—
IPR&D - ReadyFlow Formulation	129,600	—
Other intangible assets	5,072	5,265
Other assets	20,129	26,757
Total assets	$792,182	$393,843

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$9,034	$6,792
Accrued expenses and other current liabilities	64,628	40,293
Senior convertible notes – current	36,280	—
Liability for sale of future royalties – current	14,298	12,283
Contingent consideration - current	21,132	—
Financing liability – current	10,328	10,062
Deferred revenue – current	15,331	12,407
Total current liabilities	171,031	81,837
Liability for sale of future royalties – long term	136,985	137,362
Financing liability – long term	93,092	93,877
Deferred revenue – long term	39,977	51,160
Recognized loss on purchase commitments – long term	65,952	58,204
Operating lease liability	10,689	11,645
Contingent consideration – long term	5,114	—
Milestone liabilities	2,003	2,523
Term loan	318,361	—
Senior convertible notes	—	36,051
Total liabilities	843,204	472,659
Commitments and contingencies (Note 14)
Stockholders' deficit:
Undesignated preferred stock, $0.01 par value – 10,000,000 shares authorized; no shares issued or outstanding as of December 31, 2025 or December 31, 2024	—	—
Common stock, $0.01 par value – 800,000,000 shares authorized; 307,832,587 and 302,959,782 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	3,078	3,029
Additional paid-in capital	3,141,741	3,118,865
Accumulated other comprehensive income	115	1,109
Accumulated deficit	(3,195,956)	(3,201,819)
Total stockholders' deficit	(51,022)	(78,816)
Total liabilities and stockholders' deficit	$792,182	$393,843

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional	Accumulated Other
	Shares	Amount	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Total
	(In thousands)
BALANCE, JANUARY 1, 2023	263,793	$2,638	$2,964,293	$—	$(3,217,469)	$(250,538)
Net issuance of common stock associated with restricted stock units and stock options	4,169	41	(10,203)	—	—	(10,162)
Issuance of common stock pursuant to conversion of Mann Group convertible note interest	51	1	221	—	—	222
Issuance of at-the-market offering	1,478	15	6,872	—	—	6,887
Issuance costs associated with at-the-market offering	—	—	(108)	—	—	(108)
Issuance of common stock under employee stock purchase plan	507	5	1,663	—	—	1,668
Issuance of common stock from market price stock purchase plan	36	—	152	—	—	152
Stock-based compensation expense	—	—	17,649	—	—	17,649
Net loss	—	—	—	—	(11,938)	(11,938)
BALANCE, DECEMBER 31, 2023	270,034	2,700	$2,980,539	$—	$(3,229,407)	$(246,168)
Net issuance of common stock associated with restricted stock units and stock options	3,746	38	(6,125)	—	—	(6,087)
Issuance of common stock pursuant to conversion of Mann Group convertible note principal	1,500	15	3,735	—	—	3,750
Issuance of common stock pursuant to conversion of Mann Group convertible note interest	15	—	56	—	—	56
Issuance of common stock pursuant to conversion of senior convertible note principal	26,750	267	116,172	—	—	116,439
Issuance of common stock under employee stock purchase plan	499	5	1,773	—	—	1,778
Issuance of common stock from market price stock purchase plan	416	4	1,357	—	—	1,361
Stock-based compensation expense	—	—	21,358	—	—	21,358
Unrealized gain on available-for-sale securities	—	—	—	1,109	—	1,109
Net income	—	—	—	—	27,588	27,588
BALANCE, DECEMBER 31, 2024	302,960	3,029	$3,118,865	$1,109	$(3,201,819)	$(78,816)
Net issuance of common stock associated with stock options and restricted stock units	4,272	43	(3,305)	—	—	(3,262)
Issuance of common stock under employee stock purchase plan	514	5	1,600	—	—	1,605
Issuance of common stock from market price stock purchase plan	87	1	386	—	—	387
Stock-based compensation expense	—	—	24,195	—	—	24,195
Adjustment for impairment loss of available- for-sale investment included in net income	—	—	—	(1,269)	—	(1,269)
Unrealized gain on available-for-sale securities	—	—	—	275	—	275
Net income	—	—	—	—	5,863	5,863
BALANCE, DECEMBER 31, 2025	307,833	3,078	$3,141,741	$115	$(3,195,956)	$(51,022)

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
	2025	2024	2023
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,863	$27,588	$(11,938)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	24,195	21,358	17,649
Interest on liability for sale of future royalties	14,449	16,172	185
Sold portion of royalty revenue	(12,811)	(10,234)	(2,103)
Write-off of inventory	10,397	3,855	4,574
Depreciation and amortization	12,284	7,371	4,535
Loss (gain) on foreign currency transactions	7,749	(3,907)	1,916
Impairment loss on available-for-sale investment	6,409	1,550	170
Net accretion of investments	(2,647)	(5,092)	(925)
Non-cash lease expense of right-of-use assets	1,212	1,668	1,301
Change in fair value of contingent liability	1,029	—	—
Amortization of debt discount and issuance costs	854	1,646	2,085
Loss on settlement of debt	—	20,444	—
Gain on bargain purchase	—	(5,259)	—
Loss on estimated returns of acquired product	—	1,444	—
Other, net	155	380	(84)
Change in deferred tax liability	(4,969)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(4,762)	2,652	2,345
Inventory	(6,624)	(3,196)	(11,347)
Prepaid expenses and other current assets	(10,032)	(6,574)	(7,318)
Other assets	(1,909)	(3,570)	263
Accounts payable	(16,711)	(2,788)	(1,473)
Accrued expenses and other current liabilities	3,256	(2,703)	6,606
Deferred revenue	(8,259)	(15,312)	39,462
Recognized loss on purchase commitments	—	(2,690)	(9,424)
Operating lease liabilities	(873)	(2,292)	(2,385)
Net cash provided by operating activities	18,255	42,511	34,094
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(157,803)	(7,006)	—
Proceeds from maturities of available-for-sale securities	215,308	58,126	—
Acquisition of scPharma, net of cash acquired	(347,742)	—	—
Issuance of note receivable	(10,000)	—	—
Purchase of property and equipment	(4,566)	(9,693)	(42,441)
Purchase of held-to-maturity securities	—	(273,789)	(79,095)
Proceeds from maturities of held-to-maturity securities	—	135,317	119,166
Proceeds from insurance claim	—	396	382
Net cash used in investing activities	(304,803)	(96,649)	(1,988)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan	325,000	—	—
Payment of loan issuance costs	(7,266)	—	—
Payments for taxes related to net issuance of common stock associated with restricted stock units and stock options	(3,262)	(6,087)	(10,162)
Principal payments on financing liability	(726)	(398)	(189)
Proceeds from market price stock purchase plan and employee stock purchase plan	1,992	3,139	1,820
Milestone Right Agreement payment	(639)	(752)	(924)
Principal and early extinguishment payments on MidCap credit facility	—	(36,617)	(6,667)
Proceeds from sale of future royalties	—	—	150,000
Issuance costs associated with sale of future royalties	—	—	(4,050)
Principal and early extinguishment payments on senior convertible notes	—	(87,697)	—
Principal and early extinguishment payments on Mann Group convertible note	—	(8,854)	—
Proceeds from at-the-market offering	—	—	6,887
Issuance costs associated with at-the-market offering	—	—	(108)
Net cash provided by (used in) financing activities	315,099	(137,266)	136,607
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	28,551	(191,404)	168,713
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	47,076	238,480	69,767
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$75,627	$47,076	$238,480

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Twelve Months Ended December 31,
	2025	2024	2023
	(In thousands)
SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid in cash	14,716	$17,506	$18,279
Income taxes paid in cash	1,705	4,262	—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash contingent consideration from acquisition of scPharma	25,217	—	—
Debt forgiven as part of scPharma acquisition	10,000	—	—
Payments of senior convertible note principal through common stock issuances	—	116,439	—
Amortization of liability for sale of future royalties	1,407	3,605	—
Purchases of property and equipment included in accounts payable and accrued expenses	619	1,679	1,691
Assumption of right-of-use-asset and operating lease liability	—	10,057	—
Non-cash acquisition of intangible asset	—	4,300	—
Payments of Mann Group principal and interest through common stock issuances	—	3,806	222
Non-cash acquisition of property and equipment	—	959	—
Right-of-use asset modification	—	—	728
Goodwill adjustment for a net reduction in liabilities	—	—	497
Receivable for insurance claim on damaged equipment	—	—	445
Accrued issuance costs associated with liability for sale of future royalties	—	—	325

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Business — MannKind is a biopharmaceutical company focused on the development and commercialization of patient-centric therapies that address serious unmet medical needs for those living with cardiometabolic and orphan lung diseases. The Company is currently commercializing three products: Afrezza (insulin human) Inhalation Powder, an ultra rapid-acting inhaled insulin indicated to improve glycemic control in adults with diabetes; Furoscix (furosemide injection), to treat fluid buildup in patients with chronic heart failure or chronic kidney disease; and the V-Go wearable insulin delivery device, which provides continuous subcutaneous infusion of insulin in adults that require insulin. The Company also developed Tyvaso DPI (treprostinil) inhalation powder, which is approved for the treatment of pulmonary arterial hypertension (“PAH”) and for the treatment of pulmonary hypertension associated with interstitial lung disease (“PH-ILD”). The Company receives a royalty on net sales and a margin on supplies of Tyvaso DPI that it manufactures for its development and marketing partner, United Therapeutics.

Basis of Presentation — The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

Reclassifications — Certain immaterial amounts reported in prior years statement of cash flows have been reclassified to conform with the current year presentation within the cash flow from operating activities.

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

The key metric utilized by the CODM to assess resource allocation and performance is the Company’s segment net income, which is the same as the consolidated net income reported in the consolidated statements of operations. The CODM also analyzes the Company's consolidated net income to evaluate its return on segment assets and to establish budgets and forecasts. The table below shows the details of the Company’s segment revenues and significant expense categories regularly provided to and reviewed by the CODM as well as other significant segment items included in consolidated net income in the consolidated statements of operations:

	Year Ended December 31,
Revenues	2025(1)	2024	2023
Afrezza	$74,587	$64,041	$54,914
V-Go	16,372	18,288	19,115
Furoscix	23,178	—	—
Collaborations and services	106,713	100,840	52,954
Royalties	128,116	102,335	71,979
Total revenues	348,966	285,504	198,962
Less significant segment expenses (income):
Cost of goods sold – commercial, excluding amortization of acquired intangible assets	26,800	17,429	20,863
Cost of revenue – collaborations and services	61,160	59,173	41,908
Amortization of intangible assets	3,973	—	—
Research and development	66,348	45,893	31,283
Selling	64,015	49,191	51,776
General and administrative	80,120	45,138	42,538
Interest income, net	(8,053)	(12,615)	(6,154)
Interest expense, net	38,029	37,981	25,161
Impairment of available-for-sale investment	6,409	(1,550)	(170)
Loss on settlement of debt	—	20,444	—
Other(2)	4,302	(3,168)	3,695
Consolidated net income (loss)	$5,863	$27,588	$(11,938)

_________________________

(1)
Amounts include revenue earned from Furoscix and expenses incurred by scPharma beginning on the acquisition date of October 7, 2025.
(2)
Includes primarily loss (gain) on foreign currency transaction, gain on bargain purchase and income tax (benefit) expense.

2. Summary of Significant Accounting Policies

Financial Statement Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Actual results could differ from those estimates or assumptions. Management considers many factors in selecting appropriate financial accounting policies and in developing the estimates and assumptions that are used in the preparation of the financial statements. Management must apply significant judgment in this process. These effects could have a material impact on the estimates and assumptions used in the preparation of the consolidated financial statements. The more significant estimates include revenue recognition, including gross-to-net adjustments, stand-alone selling price considerations for recognition of collaboration revenue and measurement of progress related to recognition of deferred revenue for collaboration revenue, the fair value of developed technology and in process research and development ("IPR&D"), assessing long-lived assets for impairment, the fair value of the contingent consideration liability, clinical trial expenses, inventory costing, interest expense on liability for sale of future royalties, stock-based compensation, the determination of the provision for income taxes and corresponding deferred tax assets and liabilities, the valuation allowance recorded against net deferred tax assets, and expected cash flows from royalties received in connection with UT's net revenue for the sale of Tyvaso DPI.

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

Revenue Recognition – Net Revenue – Commercial Product Sales — The Company sells its products to a limited number of wholesale distributors, specialty and retail pharmacies, DMEs, specialty distributors and direct purchasers in the U.S. and India (collectively, its “Customers”). Wholesale distributors subsequently resell the Company’s products to retail pharmacies and certain medical centers or hospitals. Specialty and retail pharmacies sell directly to patients. In addition to distribution agreements with Customers, the Company enters into arrangements with payers that provide for government mandated and/or privately negotiated rebates, chargebacks, and discounts with respect to the purchase of the Company’s products.

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

Government Rebates — The Company is subject to discount obligations under Medicare and state Medicaid programs. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability that is included in accrued expenses and other current liabilities. Estimates around Medicaid have historically required significant judgment due to timing lags in receiving invoices for claims from states. For Afrezza and Furoscix, the Company also estimates the number of patients in the initial and catastrophic phases of the Part D benefit for whom the Company will owe an additional liability under the Medicare Part D Manufacturer Discount Program. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for products that have been recognized as revenue, but which remains in the distribution channel inventories at the end of each reporting period. The Company’s estimates include consideration of historical claims experience, payer channel mix, current contract prices, unbilled claims, claim submission time lags and inventory in the distribution channel.

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

Revenue Recognition – Collaborations and Services — The Company enters into licensing, research or other agreements under which the Company licenses certain rights to its product candidates to third parties, conducts research or provides other services to third parties. The terms of these arrangements may include but are not limited to payment to the Company of one or more of the following: up-front license fees; development, regulatory, and commercial milestone payments; payments for commercial manufacturing and clinical supply services the Company provides; and royalties on net sales of licensed products and sublicenses of the rights. As part of the accounting for these arrangements, the Company must develop assumptions that require judgment such as determining the performance obligation in the contract and determining the stand-alone selling price for each performance obligation identified in the contract. With respect to the Company's significant collaboration and service agreement with UT that includes a long-term commercial supply agreement (as amended, the “CSA”), the Company identified three distinct performance obligations: (1) the license, supply of product to be used in clinical development, and continued development and approval support for Tyvaso DPI (“R&D Services and License”); (2) development activities for the next generation of the product (“Next-Gen R&D Services”); and (3) a material right associated with current and future manufacturing and supply of product (“Manufacturing Services”). Pre-production activities under the CSA, such as facility expansion services and other administrative services, were considered bundled services under the Manufacturing Services performance obligation as required by ASC 606, which were recorded as deferred revenue. Following the FDA’s approval of Tyvaso DPI, UT began issuing purchase orders for the supply of product, which represents distinct contracts and performance obligations under ASC 606. Revenue is recognized for the supply of product at a point in time, once control is transferred to UT, and deferred revenue is recognized as product is delivered over the CSA term using an output method based on the estimate of the measurement of progress. See Note 11 – Collaborations, Licensing and Other Arrangements.

If an arrangement has multiple performance obligations, the allocation of the transaction price is determined from observable market inputs, if available, and the Company uses key assumptions to determine the stand-alone selling price, which may include development timelines, reimbursement rates for personnel costs, discount rates, and probabilities of technical and regulatory success. Revenue is recognized based on the measurement of progress as the performance obligation is satisfied and consideration received that does not meet the requirements to satisfy the revenue recognition criteria is recorded as deferred revenue. Current deferred revenue consists of amounts that are expected to be recognized as revenue in the next 12 months. Amounts that the Company expects will not be recognized within the next 12 months are classified as long-term deferred revenue. However, this estimate is based on the Company’s current project development plan and, if the development plan should change in the future, the Company may recognize a different amount of deferred revenue over the next 12-month period. For further information, see Note 11 – Collaborations, Licensing and Other Arrangements.

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

The Company’s collaboration agreements typically entitle the Company to additional payments upon the achievement of development, regulatory and sales milestones. If the achievement of a milestone is considered probable at the inception of the collaboration, the related milestone payment is included with other collaboration consideration, such as upfront fees and research funding, in the Company’s revenue calculation. If these milestones are not considered probable at the inception of the collaboration, the milestones will typically be recognized in one of two ways depending on the timing of when the milestone is achieved. If the milestone is improbable at inception and subsequently deemed probable of achievement, such will be added to the transaction price, resulting in a cumulative adjustment to revenue, based on measurement of progress.

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

For collaboration agreements that allow collaboration partners to select additional optioned products or services, the Company evaluates whether such options contain material rights (i.e., have exercise prices that are discounted compared to what the Company would charge for a similar product or service to a new collaboration partner). The exercise price of these options includes a combination of licensing fees, event-based milestone payments and royalties. When these amounts in aggregate are not offered at a discount that exceeds discounts available to other customers, the Company concludes the option does not contain a material right, and therefore is not included in the transaction price at contract inception. The Company assessed the CSA with UT and determined that a material right existed for the manufacturing services performance obligation. The transaction price is allocated to the material right as well as the remaining performance obligations in accordance with ASC 606. The Company also evaluates grants of additional licensing rights upon option exercises to determine whether such should be accounted for as separate contracts. Any changes in transaction price is assessed by management as follows:

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

Revenue Recognition – Royalties — The Company recognizes royalty revenue for a sales-based or usage-based royalty if it is promised in exchange for an intellectual property license. The royalty revenue is recognized as the subsequent sale of the product occurs or, if later and applicable, the satisfaction or partial satisfaction of the performance obligation to which the royalty has been allocated. The Company’s UT License Agreement (as defined in Note 11 – Collaborations, Licensing and Other Arrangements) entitles it to receive a 10% royalty on net sales of Tyvaso DPI for the license of the Company’s IP that was considered to be interdependent with the development activities that supported the approval of Tyvaso DPI. Although the Company recognizes a 10% royalty on net revenue from the sale of Tyvaso DPI as revenue, it only collects 9% of future royalties due to its sale in December 2023 of 1% of future royalties as detailed in Note 16 – Commitments and Contingencies. The First Amendment (as defined in Note 11 – Collaborations, Licensing and Other Arrangements) to the UT License Agreement also entitles the Company to receive a 10% royalty on net sales of MNKD-1501, if it is approved.

The Company’s net revenue and cost of revenue and goods sold as shown on the consolidated statement of operations is comprised of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net revenue:
Product revenue (1)	$216,522	$178,557	$126,054
Services (2)	4,328	4,612	929
Royalties (3)	128,116	102,335	71,979
Total net revenue	$348,966	$285,504	$198,962

_________________________

(1)
Amounts represent the revenue from Afrezza, Furoscix and V-Go sales to wholesalers and specialty pharmacies and from the manufacture of Tyvaso DPI delivered to UT.
(2)
Amounts represent revenue generated from the Company’s collaboration arrangements, including Next-Gen R&D Services (as defined in Note 11) for UT as well as arrangements with other collaboration partners. See Note 11 – Collaborations, Licensing and Other Arrangements.
(3)
Amounts represent royalties earned based on UT’s net revenue from Tyvaso DPI sales.

	Year Ended December 31,
	2025	2024	2023
Cost of goods sold and cost of revenue:
Product revenue	$86,960	$73,737	$61,989
Services	1,000	2,865	782
Total cost of goods sold and cost of revenue	$87,960	$76,602	$62,771

Certain judgments and estimates impact the amount and timing of revenue recognition. For example, in connection with its existing collaboration agreements, the Company has recorded short-term and long-term deferred revenue on its consolidated balance sheets based on its best estimate of when such revenue will be recognized. Short-term deferred revenue consists of amounts that are expected to be recognized as revenue in the next 12 months. Amounts that the Company expects will not be recognized within the next 12 months are classified as long-term deferred revenue. However, this estimate is based on the Company’s current project development plan and, if the development plan should change in the future, the Company may recognize a different amount of deferred revenue over the next 12-month period.

Milestone Payments — At the inception of each arrangement that includes development milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the customer, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as, or when, the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis.

Cost of Goods Sold — Commercial - Cost of goods sold- commercial is associated with the product revenue for Afrezza, Furoscix and V-Go and includes material, labor costs and manufacturing overhead. Write-offs of inventory and certain other period costs are recorded as expenses in the period in which they are incurred, rather than as a portion of inventory costs. Cost of goods sold excludes the cost of insulin purchased under the Company’s Insulin Supply Agreement (the “Insulin Supply Agreement”) with Amphastar Pharmaceuticals, Inc. (“Amphastar”). The Company incurs a quarterly capacity fee through its agreement with Amphastar which is included in cost of goods sold. See Note 16 - Commitments and Contingencies for additional information on this agreement. All insulin inventory on hand was written off and the full purchase commitment contract to purchase future insulin was accrued as a recognized loss on purchase commitments in prior years.

Cost of Revenues – Collaborations and Services — Cost of revenues for collaborations and services is primarily associated with product revenue for Tyvaso DPI and includes material, labor costs and manufacturing overhead. Write-offs of inventory and certain other period costs are recorded as expenses in the period in which they are incurred, rather than as a portion of inventory costs. Cost of revenues for collaborations and services also includes the cost of product development.

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

Cash, Cash Equivalents and Restricted Cash — The Company considers all highly liquid investments with original or remaining maturities of

90 days or less at the time of purchase, that are readily convertible into cash to be cash equivalents. As of December 31, 2025 and 2024, cash equivalents were comprised of interest bearing money market funds, U.S. Treasury securities, corporate bonds and commercial paper with original maturities of 90 days or less from the date of purchase.

The Company records restricted cash when cash and cash equivalents are restricted as to withdrawal or usage. Restricted cash under a letter of credit issued in connection with a facility lease assumed by the Company that will not be available for use in the Company’s operations within 12 months of the reporting date is presented in non-current assets. See Note 3 – Business Combinations.

Available-for-Sale Investments — The Company's available-for-sale investments consist primarily of highly liquid money market funds, commercial bonds and paper, and U.S. Treasury securities that are intended to facilitate liquidity and capital preservation. Additionally, the Company had two convertible promissory notes issued by Thirona Bio, Inc. ("Thirona") which were classified as an available-for-sale investment for the year ended December 31, 2024. In September 2025, the Company determined the Thirona investment to be fully impaired and recognized a $6.4 million impairment loss. See Note 4 – Investments. Available-for-sale investments are measured at fair value with realized gains and losses and unrealized losses related to credit risk reported in other income (expense) in the consolidated statements of operations. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income until realized. These investments with maturities less than 12 months are included in short-term investments and investments with maturities in excess of 12 months are included in long-term investments in the consolidated balance sheets. The accretion of these investments, net of amortization, is recognized as interest income in the consolidated statements of operations. See Note 4 – Investments.

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

Inventories — Inventories are stated at the lower of cost or net realizable value. The Company determines the cost of inventory using the first-in, first-out, or FIFO, method. The Company capitalizes inventory costs associated with the Company’s products based on management’s judgment that future economic benefits are expected to be realized; otherwise, such costs are expensed as incurred as cost of goods sold. The Company uses contract manufacturing organizations ("CMOs") in the U.S. and outside the U.S. to produce its Furoscix inventory and a CMO outside of the U.S. for certain stages of V-Go inventory.

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

Acquisitions — The Company first determines whether a set of assets acquired constitute a business and should be accounted for as a business combination. If the assets acquired do not constitute a business, the Company accounts for the transaction as an asset acquisition. Business combinations are accounted for by means of the acquisition method of accounting. Under the acquisition method, assets acquired, including developed technology and IPR&D, and liabilities assumed are recorded at their respective fair values as of the acquisition date in the Company’s consolidated financial statements. Leases are recorded at the net present value of the remaining lease payments. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. A gain on bargain purchase is recorded if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. Contingent consideration obligations incurred in connection with a business combination (including the assumption of an acquiree’s liability arising from an acquisition it consummated prior to the Company’s acquisition) are recorded at their fair values on the acquisition date and remeasured at their fair values each subsequent reporting period until the related contingencies have been resolved. The resulting changes in fair values are recorded in earnings. Measurement period adjustments related to acquired assets and liabilities may be recorded within one year of the acquisition date and are recognized in earnings in the period in which the adjustments are identified. The accompanying consolidated balance sheet as of December 31, 2025 includes certain assets acquired and liabilities assumed based on management’s preliminary estimates of their respective fair values such as valuation of acquired intangible assets, contingent liabilities and deferred tax assets and liabilities. The Company expects to finalize these fair value measurements as additional information becomes available, including completion of its review of acquired contractual arrangements and other relevant facts and circumstances. See Note 3 - Business Combinations.

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

IPR&D acquired in a business combination is considered an indefinite-lived intangible asset until the completion or abandonment of the associated R&D efforts. During the R&D period, the asset is not amortized but rather is tested for impairment annually, or when facts or circumstances suggest that the carrying value of the asset may not be recoverable. Once the R&D efforts are completed, the Company accounts for the resulting asset as a finite-lived intangible asset. If the R&D efforts are abandoned, the asset balance is written off to R&D expense.

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

Milestone Rights Liability — In July 2013, in conjunction with the execution of a (now repaid) loan agreement with Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (collectively, “Deerfield”), the Company entered into a Milestone Rights Purchase Agreement (the “Milestone Rights Agreement”) pursuant to which the Company issued certain milestone rights to Deerfield Private Design Fund II, L.P. and Horizon Santé FLML SÀRL, (the “Original Milestone Purchasers”). The foregoing milestone rights provided the Original Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and Afrezza sales milestones, $45.0 million of which remains payable as of December 31, 2025, upon achievement of such milestones (collectively, the “Milestone Rights”). In December 2021, the Milestone Rights were purchased by Barings Global Special Situations Credit Fund 4 (Delaware), L.P. and Barings Global Special Situations Credit 4 (LUX) S.ar.l. (together, the “Milestone Purchasers”). As a result, the Milestone Purchasers have assumed the rights and obligations of the Original Milestone Purchasers and are now entitled to all rights under the Milestone Rights Agreement. The Milestone Rights liability is reported at fair value at the date of the agreement which is periodically offset against payments. See Note 12 – Fair Value of Financial Instruments.

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

Stock-Based Compensation — Share-based payments to employees, including grants of restricted stock units (“RSUs”), performance-based restricted stock units ("Performance RSUs"), performance-based non-qualified stock options awards (“PNQs”), restricted stock units with market conditions (“Market RSUs”), options and the compensatory elements of employee stock purchase plans, are recognized in the consolidated statements of operations based upon the fair value of the awards at the grant date. RSUs are valued based on the market price on the grant date. Market RSUs are valued using a Monte Carlo valuation model and RSUs with performance conditions are evaluated for the probability that the performance conditions will be met and estimates the date at which the performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period. The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options and the compensatory elements of employee stock purchase plans. See Note 15 - Stock Award Plans.

Net Income (Loss) Per Share of Common Stock — Basic net income or loss per share ("EPS") is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the effect of potential common stock issuances resulting from assumed stock option exercises and vesting of RSU's, unless the effect is anti-dilutive, when applying the treasury stock method, as well as potential dilution under the if-converted method for convertible debt securities. For periods where the Company has presented a net loss, potentially dilutive securities are excluded from the computation of diluted EPS as they would be anti-dilutive.

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, to require enhanced income tax disclosures to provide information to assess how an entity’s operations and related tax risks, tax planning, and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in this update provide that a business entity disclose (1) a tabular income tax rate reconciliation, using both percentages and amounts, (2) separate disclosure of any individual reconciling items that are equal to or greater than 5% of the amount computed by multiplying the income (loss) from continuing operations before income taxes by the applicable statutory income tax rate, and disaggregation of certain items that are significant and (3) amount of income taxes paid (net of refunds received) disaggregated by federal, state and foreign jurisdictions, including separate disclosure of any individual jurisdictions greater than 5% of total income taxes paid. These amendments are effective for the Company beginning in the annual period ended December 31, 2025, applied prospectively, with early adoption and retrospective application permitted. The Company applied the amendments prospectively for the year ended December 31, 2025, and the impact of the adoption of the amendments in this update was not material to the Company’s consolidated financial position and results of operations for the year ended December 31, 2025, since the amendments require only enhancement of existing income tax disclosures in the footnotes to the Company’s consolidated financial statements.

Recently Issued Accounting Standards

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

3. Business Combinations

scPharmaceuticals Inc.

On October 7, 2025 (the "Merger Date"), the Company completed its merger with scPharmaceuticals Inc. ("scPharma"), a publicly held pharmaceutical company focused on cardiovascular and renal care, at a price of $5.35 per share in cash plus one non-tradable contingent value right ("CVR") per share, which represents the right to receive up to an aggregate amount of $1.00 per CVR in cash upon the achievement of certain regulatory and net sales milestones on or prior to the applicable milestone outside dates, for total consideration of up to $6.35 per share in cash, representing a total equity value of approximately $303.8 million and representing a total deal value of up to approximately $363.5 million if the CVR milestones are achieved at the maximum payment amount. Upon the closing of the transaction, MannKind repaid and extinguished all outstanding indebtedness of scPharma under its credit facility with Perceptive Credit Holdings IV, LP (“Perceptive”) and bought out Perceptive’s rights to receive revenue payments pursuant to its revenue purchase and sale agreement, which equaled an aggregate repayment and buyout amount of $82.6 million.

Through the merger, the Company acquired Furoscix, which was developed by scPharma and is a novel formulation of furosemide that delivers an 80 mg dose via an On-body infusor over a five-hour period.

Accounting Treatment

The merger with scPharma was accounted for as a business combination using the acquisition method of accounting, which requires the assets acquired and liabilities assumed to be recognized at their respective fair values as of the Merger Date. The excess of purchase price over the fair value of the net assets acquired this transaction was recorded as goodwill. See Note 8 – Goodwill and Other Intangible Assets.

The reconciliation of cash flows included in investing activities on the consolidated statements of cash flows to total purchase price is reflected below (in thousands):

Amounts included in cash flows from investing activities:
Acquisition of scPharma, net of cash acquired	$347,742
Issuance of note receivable	10,000
Total included in cash flows from investing activities	357,742
Contingent consideration liability	25,217
Cash acquired in acquisition of scPharma	38,679
Total purchase price	$421,638

The fair values of identifiable assets acquired and liabilities assumed by the Company from scPharma as of the Merger Date are reflected below (in thousands):

	As of October 7, 2025 (preliminary)	Measurement period adjustments	As of December 31, 2025 (as adjusted)
Assets:
Cash and equivalents	$38,679	$—	$38,679
Accounts receivable	21,862	—	21,862
Inventory	11,200	—	11,200
Other current assets	4,951	—	4,951
Other assets	88	—	88
Right-of-use asset (liability) – net	1,107	—	1,107
Fixed assets	45	—	45
Developed technology - on-body infusor	194,000	—	194,000
IPR&D - ReadyFlow Formulation	129,600	—	129,600
Total assets	401,532	—	401,532
Liabilities:		—	—
Accounts Payable	(18,953)	—	(18,953)
Accrued expenses and other current liabilities(1)	(20,456)	—	(20,456)
Right-of-use liability	(1,180)	—	(1,180)
Deferred tax liability	(4,969)	—	(4,969)
Total liabilities	(45,558)	—	(45,558)
Net assets acquired	355,974	—	355,974
Goodwill	65,664	—	65,664
Total purchase price	$421,638	$—	$421,638

_________________________

(1) Includes $12.5 million related to employee stock compensation paid out as part of the acquisition.

Bridge Loan

On September 23, 2025, a note receivable was issued to scPharma in the amount of $10.0 million bearing interest at the adjusted term SOFR rate plus 4.75% which was 9.00% at that date. The interest rate was applicable until November 6, 2025. The note receivable, including the interest owed on it, was forgiven as part of the merger and the $10.0 million is included in the total purchase price in the table above.

Inventory

The Company measured the inventory acquired from scPharma at fair value in accordance with ASC 805. Finished goods and work-in-process (“WIP”) inventory were valued using a net realizable value approach, which reflects the estimated selling price of the inventory less the costs to complete, disposal costs, and a reasonable profit allowance for the selling effort. Raw materials were valued at the price a market participant would pay, which approximated their carrying value. As a result of this analysis, the fair value of acquired inventory was determined to be $11.2 million, representing a reduction from the $13.3 million carrying amount on scPharma's opening balance sheet.

Intangible Assets

The fair value of the acquired developed technology related to the on-body infusor and the IPR&D related to the ReadyFlow Formulation were derived using an income approach, specifically a projected discounted cash flow method, adjusted for the probability of regulatory and commercial success. The projected discounted cash flow models used to estimate the Company’s Developed technology and IPR&D reflect significant assumptions regarding the estimates a market participant would make in order to evaluate a commercial drug and a drug development asset, including the following:

•
The extent, character and utility of the intangible assets
•
The cost-savings attributes of the intangible assets
•
The nature of the functional or economic obsolescence of each intangible asset, and,
•
The relative risk and uncertainty associated with an investment in intangible assets

The determination of the fair value of the developed technology and IPR&D intangible assets as such, required management to make significant estimates and assumptions related to future cash flows and the discount rate. The discount rates used in the determination of fair value for developed technology and IPR&D were both 23% and both used a royalty rate of 10%. The developed technology and IPR&D are both level 3 in the fair value hierarchy described above in Note 2 – Summary of Significant Accounting Policies.

The developed technology is amortized over its useful life of 11.2 years and the expense is recorded in amortization of acquired intangible assets on the Company's consolidated statements of operations for the year ended December 31, 2025. The IPR&D intangible asset is not amortized, but rather is reviewed for impairment on an annual basis or more frequently if indicators of impairment are present, until the project is completed, abandoned, or transferred to a third party.

Contingent Value Right ("CVR")

The contingent consideration for the CVR is included in Contingent consideration - short term and Contingent consideration - long term in the table above and in the consolidated balance sheets and is achieved through the following milestones:

1.
Milestone 1: Receipt of FDA approval of a drug-device combination product comprising SCP-111 delivered either in an autoinjector or scPharma’s device supplier-developed Self-Dose injection delivery system (such product, an “Injection Product” and, such milestone, “Milestone 1”) with (a) $0.75 per CVR if Milestone 1 is achieved by September 30, 2026, (b) $0.50 per CVR if Milestone 1 is achieved by December 31, 2026 and (c) $0.25 per CVR if Milestone 1 is achieved by June 30, 2027.
2.
Milestone 2: Achievement in any trailing consecutive 12-month period ending prior to and including December 31, 2026 of at least $110.0 million of worldwide net sales of all Injection Products and Furoscix Infusors (collectively, the “Products”) in such 12-month period (“Milestone 2”) with (a) $0.25 per CVR upon the achievement of $120.0 million of worldwide net sales in such period and (b) between $0.10 and $0.25 per CVR if, as of December 31, 2026, the highest worldwide net sales in any trailing 12-month period were between $110.0 million and $120.0 million, which payment will be calculated on a straight-line basis such that the payment per CVR increases proportionally as worldwide net sales increase from $110.0 million to $120.0 million. Milestone 2 will not be achieved if trailing worldwide net sales are less than $110.0 million during this period. For the avoidance of doubt, no payment shall be made if the highest worldwide net sales in any trailing twelve-month period are less than $110.0 million.

The CVR was valued using both a Scenario-Based Method for Milestone 1 and a Monte Carlo Simulation Method for Milestone 2 to estimate the probability of success. The probability adjusted cash flow included significant estimates and assumptions pertaining to commercialization events and net sales received by the Company during the term of the CVR Agreement (as discussed above). See Note 12 – Fair Value of Financial Instruments for the key assumptions used in determining fair value.

The contingent consideration liability is remeasured each subsequent reporting period until the related contingencies have been resolved. For the year ended December 31, 2025, the Company recorded $1.0 million to other expense as a result of the remeasurement of the fair value of the contingent consideration liability obtained from the acquisition of scPharma. The following table summarizes the activities within the account balance as of December 31, 2025 (in thousands):

Beginning balance as of October 7, 2025	$25,217
Fair value changes	1,029
Ending balance	$26,246

Goodwill

The goodwill of $65.7 million is not tax deductible and represents the excess of the consideration paid over the fair value of assets acquired and liabilities assumed. Goodwill is attributable to the economic benefits arising from other assets acquired in the business combination that are not individually identified and separately recognized, including scPharma's assembled workforce and market participant synergies.

Supplemental pro forma information (unaudited)

The Company filed the required pro forma financial information under Item 9.01 of Form 8‑K on December 15, 2025. The effects of the acquisition are reflected in the Company’s consolidated financial statements from the Merger Date forward. The Company's consolidated statement of operations included $23.2 million of net revenue and $9.9 million of net operating losses related to scPharma's operations for the year ended December 31, 2025.

The following unaudited pro forma summary presents consolidated total revenue and net losses of MannKind as if the scPharma business combination had occurred on January 1, 2024 (in thousands). The unaudited supplemental pro forma information is presented for informational purposes only and is not indicative of the actual results of operations that would have been achieved if the scPharma acquisition had taken place on January 1, 2024 or of future results. Such unaudited pro forma financial information is based on the historical financial statements of MannKind and the acquired scPharma’s operations. The unaudited pro forma financial information is based on estimates and assumptions that have been made solely for the purpose of developing such unaudited pro forma financial information, including, without limitation, purchase accounting adjustments, acquisition-related transaction costs, and debt financing adjustments together with their consequential tax effects. The pro forma adjustments were based upon information available at the time they were prepared and certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma financial information does not reflect any future anticipated synergies or operating cost reductions that may be achieved from integrating the acquired operations into the rest of the Company.

	Year Ended December 31,
	2025	2024
Total revenues	$396,150	$321,836
Net loss	(27,117)	(57,560)

The Company did not have any material, nonrecurring pro forma adjustments directly attributable to the scPharma acquisition that were included in the pro forma information.

Transaction costs totaling $9.7 million were expensed as incurred and reflected in the consolidated statements of operations within selling, general and administrative expense for the year ended December 31, 2025.

Pulmatrix, Inc.

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

The fair values of the right-of-use asset and lease liability for the assumed R&D facility operating lease were assessed in accordance with ASC 842, Leases, based on discounted cash flows from future lease payments, utilizing the Company’s incremental borrowing rate of 7.25%. In June 2024, in anticipation of the facility lease assumption on the Effective Date, the Company transferred $0.7 million to a depository account at a financial institution to collateralize a conditional stand-by letter of credit as required under the lease. This amount is reflected as long-term restricted cash as of December 31, 2025. The lease term extends from the Effective Date through November 30, 2033 with monthly payments of $0.1 million increasing 3% annually starting on December 1, 2024. See Note 16 – Commitments and Contingencies.

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

Available-for-Sale Investments Portfolio —The Company's investments portfolio consists of highly liquid money market funds, commercial bonds and paper, and U.S. Treasury securities (collectively, the "Investments") for which the Company historically accounted as held-to-maturity. Effective October 1, 2024, the Company has reclassified its held-to-maturity investments to available-for-sale to align with potential business needs. Cumulative unrealized gains were recorded in other comprehensive income.

The contractual maturities of the Investments are summarized below (in thousands):

	December 31, 2025		December 31, 2024
	Available-for-Sale Investments		Available-for-Sale Investments
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Due in one year or less(1)	$132,732	$132,836	$165,466	$165,662
Due after one year through five years	5,001	5,012	5,498	5,482
Total	$137,733	$137,848	$170,964	$171,144

___________________________

(1)
The investments due in one year or less include cash equivalents of $36.4 million as of December 31, 2025 and $14.7 million as of December 31, 2024.

The fair values of the Investments are disclosed below (in thousands):

	December 31, 2025
Available-for-Sale Investments	Investment Level	Amortized Cost (Carrying Value)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Money market funds	Level 1	$28,303	$—	$—	$28,303
Commercial bonds and paper	Level 2	21,230	28	—	21,258
U.S. Treasury securities	Level 2	88,200	99	(12)	88,287
Total cash equivalents and investments		137,733	127	(12)	137,848
Less: cash equivalents		(36,372)	—	—	(36,372)
Total Investments		$101,361	$127	$(12)	$101,476

	December 31, 2024
Available-for-Sale Investments	Investment Level	Amortized Cost (Carrying Value)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Money market funds	Level 1	$14,745	$—	$—	$14,745
Commercial bonds and paper	Level 2	44,145	49	(24)	44,170
U.S. Treasury securities	Level 2	112,074	184	(29)	112,229
Total cash equivalents and investments		170,964	233	(53)	171,144
Less: cash equivalents		(14,745)	—	—	(14,745)
Total Investments		$156,219	$233	$(53)	$156,399

The accretion of the Investments, net of amortization, was recognized as interest income in the consolidated statements of operations and was approximately $2.7 million, $7.3 million, and $1.6 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025 and 2024, there was $0.7 million and $1.0 million, respectively, of accrued interest receivable on the Investments included in prepaid expense and other current assets in the Company's consolidated balance sheets. No allowance for credit losses on the Investments was required as of December 31, 2025 or 2024.

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

The Thirona convertible notes were included in prepaid expense and other current assets as of December 31, 2024 in the consolidated balance sheets. In September 2024, the Company recognized a loss of $1.6 million on its investment in Thirona as a result of modification of the Thirona convertible notes. As of December 31, 2024, the fair value of the Company's investment in Thirona was $6.3 million which was calculated using Level 3 inputs including assumptions on market yield. In September 2025, Thirona initiated a cessation of operations following recent clinical trial results. The Company deemed this to be other-than-temporary and determined its available-for-sale investment in Thirona to be fully impaired and recognized a $6.6 million impairment loss, inclusive of the write off of previously recorded unrealized gains of $1.3 million, representing the fair value at the time. The Company also wrote off approximately $1.1 million of interest receivable on the Thirona convertible notes. The impairment was recorded in other income (expense) in the Company's consolidated statements of operations for the year ended December 31, 2025.

5. Accounts Receivable

Accounts receivable, net consists of the following (in thousands):

	December 31, 2025	December 31, 2024
Accounts receivable – commercial
Accounts receivable, gross	$44,274	$22,879
Wholesaler distribution fees and prompt pay discounts	(3,332)	(4,186)
Reserve for returns	(10,208)	(8,858)
Allowance for credit losses	(61)	—
Total accounts receivable – commercial, net	30,673	9,835
Accounts receivable – collaborations and services(1)	7,694	1,969
Total accounts receivable, net	$38,367	$11,804

___________________________

(1)
The balance as of December 31, 2024 includes the $1.1 million regulatory milestone payment receivable from Cipla. See Note 11 – Collaborations, Licensing and Other Arrangements – Cipla License and Distribution Agreement.

As of December 31, 2025 , there was a de minimis amount of allowance for credit losses and doubtful accounts for commercial accounts receivable. As of December 31, 2024, there was no allowance for credit losses and doubtful accounts for commercial accounts receivable. The Company had three wholesale distributors representing approximately 11%, 11% and 8% of total consolidated revenues in 2025, 13%, 13% and 9% of total consolidated revenues in 2024, and 17%, 13% and 16% of total consolidated revenues in 2023, respectively. As of December 31, 2025 and 2024, the Company had three wholesale distributors representing approximately 39% and 88%, respectively, of commercial accounts receivable.

As of December 31, 2025 and 2024, there was no allowance for credit losses for accounts receivable for collaborations and services. The Company's collaboration partner, UT, comprised 94% of the collaboration and services net accounts receivable as of December 31, 2025. UT and Cipla comprised 50% each of the collaboration and services net accounts receivable as of December 31, 2024. Approximately 30% and 35% of consolidated revenues for the years ended December 31, 2025 and 2024, respectively, was attributable to UT.

The Company recognizes revenue net of gross-to-net adjustments. The activities and ending reserve balance consists of the following (in thousands):

	December 31, 2025	December 31, 2024
Prompt Pay Discount Reserve, Allowance for Wholesale Distribution Fees and Reserves for Returns:
Beginning balance	$13,044	$8,841
Provisions	22,808	20,336
Deductions	(22,251)	(16,133)
Ending balance	$13,601	$13,044

6. Inventories

Inventories consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Raw materials	$14,757	$6,184
Work-in-process	11,087	10,661
Finished goods	9,469	11,041
Total inventory	$35,313	$27,886

Work-in-process and finished goods as of December 31, 2025 and 2024 include conversion costs and exclude the cost of insulin and furosemide. All insulin inventory on hand was written off and the projected loss on the purchase commitment contract to purchase future insulin was accrued in prior years. Raw materials inventory included $1.0 and $0.8 million of pre-launch inventory as of December 31, 2025 and 2024, respectively, which consisted of FDKP and furosemide.

The Company analyzed its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value. The Company also performed an assessment of projected sales and evaluated the lower of cost or net realizable value and the potential excess inventory on hand as of December 31, 2025 and 2024. Inventory that did not meet acceptable standards or was forecasted to become obsolete due to expiration is reserved for inventory obsolescence in the consolidated balance sheets and recorded in costs of goods sold in the consolidated statements of operations. As a result of these assessments, there were inventory write-offs of $10.4 million and $3.9 million for the years ended December 31, 2025 and 2024, respectively.

7. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Life (Years)	December 31, 2025	December 31, 2024
Land	—	$875	$875
Buildings	39-40	17,389	17,389
Building improvements	5-40	90,988	90,813
Machinery and equipment	3-15	68,785	64,879
Furniture, fixtures and office equipment	5-10	3,122	3,122
Computer equipment and software	3	8,780	8,814
Construction in progress	—	6,397	6,149
		196,336	192,041
Less accumulated depreciation		(113,913)	(106,676)
Total property and equipment, net		$82,423	$85,365

Depreciation expense related to property and equipment for the years ended December 31, 2025, 2024 and 2023 was $8.1 million, $7.3 million and $4.5 million, respectively. During the years ended December 31, 2025 and 2024, the Company retired $1.6 million and $2.2 million, respectively of manufacturing equipment, computer hardware and software, computer equipment, lab equipment, and building improvements, as it was no longer in service. The net book value for the disposed assets during the years ended December 31, 2025 and 2024 was $0.1 million and $0.1 million, respectively.

8. Goodwill and Other Intangible Assets

Goodwill — Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. Goodwill is tested at least annually for impairment by assessing qualitative factors in determining whether it is more likely than not that the fair value of net assets is below their carrying amounts. Because the Company operates as a single reporting segment, goodwill is tested at the consolidated reporting unit level. As of October 1, 2025, our annual impairment test date, we assessed goodwill and no impairment of goodwill was indicated. There was no impairment of goodwill in fiscal years 2025 and 2024. See Note 2 – Summary of Significant Accounting Policies.

In 2022, the Company recorded additions of $1.9 million to Goodwill related to its acquisition of V-Go. In 2025, the Company recorded additions of $65.7 million to Goodwill related to its merger with scPharma. See Note 3 – Business Combinations.

The changes in goodwill for the years ended December 31, 2025 and 2024 were as follows (in thousands):

Total
Goodwill as of December 31, 2023	$1,931
Goodwill arising from acquisitions and adjustments	—
Goodwill impairment	—
Goodwill as of December 31, 2024	1,931
Goodwill arising from acquisitions and adjustments	65,664
Goodwill impairment	—
Goodwill as of December 31, 2025	$67,595

Intangible Assets — Intangible assets consisted of the following (dollars in thousands):

	Estimated	December 31, 2025			December 31, 2024
	Useful Life (Years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Developed technology - on-body infusor	11.25	194,000	(3,973)	190,027	—	—	—
ReadyFlow Formulation – IPR&D	—	129,600	—	129,600	—	—	—
iSPERSE License – IPR&D(1)	—	4,300	—	4,300	4,300	—	4,300
Developed technology - V-Go(1)	7.5	1,200	(428)	772	1,200	(235)	965
Total		$329,100	$(4,401)	$324,699	$5,500	$(235)	$5,265

___________________________

(1)
Included within Other intangible assets on the consolidated balance sheets.

Amortization expense related to the Developed technology - V-Go was $0.2 million and $0.1 million for the years ended December 31, 2025 and 2024, respectively. Amortization expense related to the Developed technology - on-body infusor ("on-body infusor") was $4.0 million for the year ended December 31, 2025. The on-body infusor was acquired from scPharma in October 2025. See Note 3 – Business Combinations.

The estimated annual amortization expense for the Company's developed technology is as follows (in thousands):

December 31, 2025
2026	17,468
2027	17,468
2028	17,468
2029	17,468
2030	17,275
Thereafter	103,651
Total	190,799

The iSPERSE License – IPR&D is an indefinite-lived intangible asset, and as such is not amortized but rather is tested for impairment annually, or when facts or circumstances indicate the carrying value of the asset may not be recoverable. Upon completion of the underlying R&D efforts, the intangible asset will be accounted for as a finite-lived intangible asset. If the R&D efforts are abandoned, the IPR&D asset balance will be written off to R&D expense. The iSPERSE License – IPR&D was acquired from Pulmatrix in July 2024. See Note 3 – Business Combinations.

The ReadyFlow Formulation is an indefinite-lived intangible asset, and as such is not amortized but rather is tested for impairment when facts or circumstances indicate the carrying value of the asset may not be recoverable. Once available for use, the intangible asset will be accounted for as a finite-lived intangible asset. If the R&D efforts are abandoned, the IPR&D asset balance will be written off to R&D expense. The ReadyFlow Formulation was acquired from scPharma in October 2025. See Note 3 – Business Combinations.

The Company evaluates its other intangible assets for potential impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. See Note 2 – Summary of Significant Accounting Policies.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	December 31, 2025	December 31, 2024
Salary and related expenses	$27,645	$20,570
Discounts and allowances for commercial product sales	18,338	9,393
Accrued contract research organization	4,863	412
Accrued contract manufacturing organization	733	83
Accrued royalty	591	—
Accrued interest	2,152	303
Operating lease liability - current	2,110	2,423
Current portion of milestone rights liability(1)	520	639
Professional fees	1,852	1,311
Returns reserve for acquired product(2)	291	804
Other	5,533	4,355
Accrued expenses and other current liabilities	$64,628	$40,293

___________________________

(1)
See Note 16 – Commitments and Contingencies under Contingencies – Milestone Rights.
(2)
See Note 16 – Commitments and Contingencies under Loss Contingencies – Returns Reserve for Acquired Product.

The provision for discounts and allowances for commercial product sales is reflected as a component of net revenues. The activities and ending balances consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Discounts and allowances for commercial product sales:
Beginning balance	$9,393	$9,541
Provisions	31,085	33,462
Deductions	(22,140)	(33,610)
Ending balance	$18,338	$9,393

10. Borrowings

Carrying amount of the Company’s borrowings consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Blackstone term loan	$318,361	$-
Senior convertible notes	36,280	36,051
Total debt – net carrying amount	$354,641	$36,051

The following table provides a summary of the Company’s principal balance of debt and key terms:

	Amount Due		Terms
	December 31, 2025	December 31, 2024	Annual Interest Rate	Maturity Date	Conversion Price
Blackstone term loan	$325.0 million	—	8.53%(1)	August 2030	N/A
Senior convertible notes(2)	$36.3 million	$36.3 million	2.50%	March 2026	$5.21 per share

_________________________

(1)
Represents the stated rate as of December 31, 2025. Term loans bear interest at a rate per annum equal to, (i) in the case of a Base Rate Loan (as defined below), the greatest of (a) the prime rate in effect on such day, (b) the federal funds rate in effect on such day plus 0.5%, (c) Adjusted Term SOFR (defined below) for a one-month’s tenor in effect on such day plus 1%, and (d) 3.0% plus a margin of 3.75%, or (ii) in the case of a SOFR Loan, the one, three or six month term SOFR (at the Company’s election), subject to a 2.00% floor (the “Adjusted Term SOFR”), plus a margin of 4.75%. In addition, upon the occurrence and continuation of an event of default under the Amended Credit Agreement, interest on the term loans accrues at the applicable rate plus 2.00% per annum. Interest is paid quarterly or, if the Company elects 1-month SOFR, monthly. The interest rate margin increases to 4.00% in the case of a Base Rate Loan and 5.00% in the case of a SOFR Loan at any time the Company’s ratio of indebtedness to adjusted EBITDA (measured on a trailing four quarter basis) is greater than or equal to 5.00:1.00 as of the most recent fiscal quarter for which the Company has delivered financial statements. The term loans had an average stated interest rate of 8.79% for the year ended December 31, 2025.
(2)
Partial exchange in December 2024.

The maturities of the Company’s borrowings as of December 31, 2025 are as follows (in thousands):

Amounts
2026 Senior convertible notes	36,319
2030 Blackstone term loan	325,000
Total principal payments	361,319
Debt issuance costs	(6,678)
Total debt	$354,641

Amortization of debt issuance costs and debt discounts related to the Company's borrowings were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Amortization of debt issuance cost	$646	$1,352	$1,454
Amortization of debt discount (1)	—	85	423

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

The Blackstone Credit Facility will mature on August 6, 2030 (the “Maturity Date”). The term loans thereunder bear interest at a rate per annum equal to, (i) in the case of a Base Rate Loan, the greatest of (a) the prime rate in effect on such day, (b) the federal funds rate in effect on such day plus 0.5%, (c) Adjusted Term SOFR (defined below) for a one-month’s tenor in effect on such day plus 1%, and (d) 3.0% plus a margin of 3.75%, or (ii) in the case of a SOFR Loan, the one, three or six month term SOFR (at the Company’s election), subject to a 2.00% floor (the “Adjusted Term SOFR”), plus a margin of 4.75%. In addition, upon the occurrence and continuation of an event of default under the Amended Credit Agreement, interest on the term loans accrues at the applicable rate plus 2.00% per annum. As of December 31, 2025, the effective interest rate is 9.35% per annum. Interest is paid quarterly or, if the Company elects 1-month SOFR, monthly. The interest rate margin increases to 4.00% in the case of a Base Rate Loan and 5.00% in the case of a SOFR Loan at any time the Company’s ratio of indebtedness to adjusted EBITDA (measured on a trailing four quarter basis) is greater than or equal to 5.00:1.00 as of the most recent fiscal quarter for which the Company has delivered financial statements. Term loans under the Amended Credit Agreement are funded net of an upfront fee payable by the Company. The Company shall pay the delayed draw term loan lenders a ticking fee at a rate per annum equal to 1.00% of the daily unused portion of the delayed draw term loan commitments beginning on the one year anniversary of the agreement through the end of the delayed draw commitment period, payable quarterly in arrears.

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

As of December 31, 2025, the Company’s net proceeds from the Blackstone Credit Facility were approximately $317.7 million, after deducting the initial transaction costs payable by the Company. As of December 31, 2025, the unamortized debt issuance cost were $6.6 million. As of December 31, 2025, there were no events of default and the Company was in compliance with all covenants under the Amended Credit Agreement.

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

The Company’s net proceeds from the March 2021 offering were approximately $222.7 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by the Company. As of December 31, 2025 and December 31, 2024, the unamortized debt issuance cost was less than $0.1 million and $0.3 million, respectively.

MidCap credit facility

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

11. Collaborations, Licensing and Other Arrangements

Revenue from collaborations and services were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
UT CSA(1)	$102,385	$96,228	$52,025
Amphastar co-promotion agreement	2,000	500	—
Cipla License and Distribution Agreement	1,222	1,247	147
Other	106	—	—
UT License Agreement	1,000	2,865	782
Total revenue from collaborations and services	$106,713	$100,840	$52,954

_________________________

(1)
Amounts consist of revenue recognized for Manufacturing Services to UT for the periods presented.

The activities and ending deferred balance for collaborations and services revenue is as follows (in thousands):

	December 31, 2025	December 31, 2024
Deferred revenue:
Beginning balance	$63,567	$78,879
Additions	93,454	85,528
Upfront and milestone payments	5,000	—
Collaborations and services revenue	(106,713)	(100,840)
Ending balance	$55,308	$63,567

United Therapeutics License Agreement — In September 2018, the Company and UT entered into an exclusive global license and collaboration agreement (the “UT License Agreement”), pursuant to which UT is responsible for global development, regulatory and commercial activities with respect to Tyvaso DPI.

Total revenue from UT was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue from UT
Royalties(1)	$128,116	$102,335	$71,979
UT CSA	102,385	96,228	52,025
UT License Agreement	1,000	2,865	782
Total revenue from UT	$231,501	$201,428	$124,786

_________________________

(1)
Amounts consist of royalties associated with the UT License Agreement. The contract asset related to the royalties receivable of $30.2 million, $24.3 million and $21.7 million as of December 31, 2025, 2024 and 2023, respectively, was included in prepaid expense and other current assets in the consolidated balance sheets and collected in the following quarter.

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

	Year Ended December 31,
	2025	2024	2023
UT CSA Revenue
Sale of product(1)	88,581	77,006	49,289
Recognition of previously deferred revenue	12,201	12,170	2,736
Other agreements	1,603	7,052	—
Total UT CSA revenue	$102,385	$96,228	$52,025

(1)
Sale of product included revenue related to fully reimbursable costs associated with product sales and other miscellaneous charges of $0.9 million and $9.4 million for the years ended December 31, 2025 and 2024, respectively.

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

During 2024, the Company also entered into additional agreements for individual performance obligations which are accounted for separately as they are distinct from Manufacturing Services and offered at a standalone selling price, for which we recognized revenue of $1.6 million and $7.1 million for the years ended December 31, 2025 and 2024, respectively. There was no revenue recognized from additional agreements for the year ended December 31, 2023. Revenue is recognized at a point in time as services are rendered.

Also during 2024, the Company fully recognized the Next-Gen R&D Services performance obligation. The pre-production activities under the CSA, such as facility expansion services that were bundled services under the Manufacturing Services performance obligation were completed in 2024 and are being amortized over the CSA contractual term. Historically, the Company has also fully recognized revenue related to R&D Services and License performance obligation, except for royalties which is recognized on a sales-based or usage-based royalty method.

Under the terms of the UT License Agreement, UT has an option to develop additional dry powder inhalation therapies. In August 2025, UT exercised its right, which was memorialized in an amendment to the UT License Agreement (the "First Amendment"), and is treated as a separate contract for revenue recognition purposes under ASC 606. Under the First Amendment, the Company will formulate MNKD-1501, an investigational molecule using its proprietary Technosphere platform, and United Therapeutics will conduct preclinical and clinical development. Per the First Amendment, the Company received an upfront payment of $5.0 million in 2025 and is eligible to receive up to $35.0 million in development milestones, of which approximately $10.0 million is probable of being earned based on the current stage of development and achievement criteria. The remaining $30.0 million in development milestones is considered constrained due to the inherent uncertainty in the timing and likelihood of achieving the associated milestones. The Company is also eligible to receive 10% royalties on net sales of any resulting product. As of December 31, 2025, $1.0 million of the initial upfront payment was recognized as revenue, based on the input measure of progress, and the remaining $4.0 million is included within deferred revenue - short term on the Company's consolidated balance sheets.

As of December 31, 2025, deferred revenue from UT consisted of $55.3 million, of which $15.3 million was classified as current and $40.0 million was classified as long-term on the consolidated balance sheet. As of December 31, 2024, deferred revenue consisted of $62.4 million, of which $12.3 million was classified as current and $50.1 million was classified as long-term on the consolidated balance sheet. The deferred revenue balance included $52.2 million and $61.3 million of UT funded pre-production activities under the CSA, such as facility expansion services and other administrative services as of December 31, 2025 and December 31, 2024, respectively. The Company determined that the deferred revenue should be combined with the Manufacturing Services performance obligation and relates solely to a single partially satisfied performance obligation pursuant to the CSA which will be recognized using an output method based on an estimate of measurement of progress as units of product are delivered over the CSA term.

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

Cipla License and Distribution Agreement — In May 2018, the Company and Cipla Ltd. (“Cipla”) entered into an exclusive agreement for the marketing and distribution of Afrezza in India and the Company received a $2.2 million nonrefundable license fee. Under the terms of the agreement, Cipla is responsible for obtaining regulatory approvals to distribute Afrezza in India and for all marketing and sales activities of Afrezza in India. The Company is responsible for supplying Afrezza to Cipla, and began recording commercial product sales from this agreement in the fourth quarter of 2025. The Company is entitled to an additional regulatory milestone payment, minimum purchase commitment revenue and royalties on Afrezza sales in India once cumulative gross sales have reached a specified threshold. In December 2024, the Central Drugs Standard Control Organisation ("CDSCO") in India approved Afrezza for adults and, accordingly, the Company was entitled to the regulatory milestone payment from Cipla totaling $1.1 million, which was recognized as revenue from collaborations and services in the year ended December 31, 2024.

As of December 31, 2024, the deferred revenue balance related to the $2.2 million nonrefundable license fee was $1.2 million, of which $0.1 million was classified as current and $1.1 million was classified as long term in the consolidated balance sheets. The $1.2 million remaining balance was fully recognized in net revenue – collaborations as of December 31, 2025, since the performance obligation was deemed to have been met. The Company recorded $0.6 million of revenue from commercial product sales to Cipla in India for the year ended December 31, 2025. There were no commercial product sales to India in 2024 or 2023.

Amphastar — In November 2024, the Company entered into a co-promotion agreement which provides the terms and conditions upon which the Company's sales force shall promote Baqsimi (glucagon) nasal powder to designated health care professionals where the Company currently promotes Afrezza. Per the terms of the co-promotion agreement, Amphastar was obligated to pay fixed quarterly payments to the Company through December 2025. Either party could terminate the agreement or suspend performance upon written notice to the other party at any time during the contract term. The co-promotion agreement may be renewed or extended only upon the mutual written agreement of both parties. In December 2025, the first amendment to the co-promotion agreement was executed which extends the term to December 31, 2026. All other terms of the agreement remain in effect and unchanged.

The Company identified a single performance obligation that the Company will satisfy over time. The total transaction price of $2.5 million is considered fixed consideration of which $2.0 million and $0.5 million was recognized as revenue from collaborations and services in our consolidated statement of operations for the years ended December 31, 2025 and 2024, respectively.

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

The carrying amounts reported in the consolidated financial statements for cash, accounts receivable, accounts payable, and accrued expenses and other current liabilities (excluding the Milestone Rights liability) approximate their fair value due to their relatively short maturities. As the Blackstone term loan is subject to variable interest rates that are based on market rates which regularly reset, the Company believes that the carrying value of the term loan approximates its fair value. The fair value of the senior convertible notes, Milestone Rights liability, Financing liability, Liability for sale of future royalties and Contingent consideration liability are disclosed below.

Financial Liabilities — The following tables set forth the fair value of the Company’s financial instruments (Level 3 in the fair value hierarchy) (in millions):

	December 31, 2025
		Fair Value
	Carrying Value	Significant Unobservable Inputs (Level 3)
Financial liabilities:
Senior convertible notes(1)	$36.3	$39.3
Milestone rights(2)	2.5	22.0
Financing liability(3)	103.4	121.9
Liability for sale of future royalties(4)	151.3	168.1
Contingent consideration liability(5)	26.2	26.2

_________________________

(1)
Fair value was determined by applying a discounted cash flow analysis to the straight note with a hypothetical yield of 5.0%, volatility of 40.3% and a Monte Carlo simulation for the value of the conversion feature. A change in yield of + or – 2% would result in a fair value of $39.0 million and $39.5 million, respectively.
(2)
Fair value was determined by applying a Monte Carlo simulation method for the calculation of the potential payment and the Geometric Brownian Motion forecasting model to estimate the underlying revenue. Market based inputs and other Level 3 inputs were used to forecast future revenue. The key inputs used included a risk-free rate of 3.94%, dividend yield of 0%, volatility of 43.0%, period of 7 years and credit risk of 10%.
(3)
Fair value was determined by applying a discounted cash flow analysis with a hypothetical yield of 7.0%. A change in yield of + or – 2% would result in a fair value of $106.7 million and $140.6 million, respectively.
(4)
Fair value was determined by applying a discounted cash flow analysis with a hypothetical yield of 8%. A change in yield of + or – 2% would result in a fair value of $148.3 million and $192.3 million, respectively.
(5)
Fair value was determined to be $23.7 million for Milestone 1 using a probability weighted expected return methodology based on the Company's estimate of probability of achievement of regulatory approval which was 85% across various timepoints and a discount rate of 10%. A change in estimate of probability and discount rate for Milestone 1 of + or – 2% would result in a fair value of $24.7 million and $22.7 million, respectively. Fair value was determined to be $2.6 million for Milestone 2 using a Monte Carlo simulation method based on a 25.2% volatility and 10% discount rate. Market based inputs and other Level 3 inputs were used to forecast future revenue. A change in discount rate on Milestone 2 of + or – 2% would result in a fair value of $2.6 million and $2.7 million, respectively.

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

Financing Liability — The Sale-Leaseback Transaction in November 2021 resulted in a financing liability. See Note 16 – Commitments and Contingencies.

Liability for Sale of Future Royalties — The sale of a portion of our royalty rights in December 2023 resulted in a liability for sale of future royalties. See Note 16 – Commitments and Contingencies.

Contingent Consideration Liability — The acquisition of scPharma in October 2025 resulted in a contingent consideration liability. See Note 3 – Business Combinations.

13. Common and Preferred Stock

The Company is authorized to issue 800,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series as designated by the Company’s board of directors. No other class of capital stock is authorized. As of December 31, 2025 and 2024, 307,832,587 and 302,959,782 shares of common stock, respectively, were issued and outstanding and no shares of preferred stock were outstanding.

In February 2018, the Company entered into a controlled equity offering sales agreement with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Cantor Fitzgerald, shares of the Company’s common stock, which was amended and restated in February 2025 (as amended, the “CF Sales Agreement”). Under the Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. In February 2022, the Company filed a sales agreement prospectus under a registration statement on Form S-3 covering the sale of up to $50.0 million of common stock through Cantor Fitzgerald under the CF Sales Agreement, which registration statement expired on February 24, 2025. On February 26, 2025, the Company filed a sales agreement prospectus under a registration statement on Form S-3, which became effective upon filing, covering the sale of up to $200.0 million of our common stock through Cantor Fitzgerald under the CF Sales Agreement. There were no sales under the CF Sales Agreement during the years ended December 31, 2025 and 2024. During the year ended December 31, 2023, the Company sold 1,478,090 shares of common stock at a weighted average purchase price of $4.66 per share for gross proceeds of approximately $6.9 million pursuant to the CF Sales Agreement.

During the year ended December 31, 2023, the Company paid interest on the Mann Group convertible note by issuing 50,844 shares of common stock.

During the year ended December 31, 2023, the Company received $0.2 million from the market price stock purchase plan ("MPSPP") for 36,004 shares of common stock.

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

During the year ended December 31, 2025, the Company received $0.4 million from the MPSPP for 86,684 shares of common stock.

For shares of common stock issued pursuant to the Company's 2004 employee stock purchase plan ("ESPP"), see Note 15 – Stock Award Plans.

14. Earnings per Common Share

The following tables summarize the components of the basic and diluted EPS computations (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
EPS – basic:
Net income (loss) (numerator)	$5,863	$27,588	$(11,938)
Weighted average common shares (denominator)	305,639	274,415	267,014
Net income (loss) per share	$0.02	$0.10	$(0.04)
EPS – diluted:
Net income (loss) (numerator)	$5,863	$27,588	$(11,938)

Weighted average common shares	305,639	274,415	267,014
Effect of dilutive securities – common shares issuable	8,473	9,429	—
Adjusted weighted average common shares (denominator)	314,112	283,844	267,014
Net income (loss) per share	$0.02	$0.10	$(0.04)

For the year ended December 31, 2025, diluted net income per share excluded the weighted average effect of 3.2 million shares of common stock underlying RSUs and Market RSUs, 0.2 million shares of common stock underlying options and PNQs, and 7.0 million shares of common stock issuable upon conversion of the senior convertible notes, as they were antidilutive.

For the year ended December 31, 2024, diluted net income per share excluded the weighted average effect of 9.9 million shares of common stock underlying RSUs and Market RSUs, 0.6 million shares of common stock underlying options and PNQs, and 7.0 million shares of common stock issuable upon conversion of the senior convertible notes, as they were antidilutive.

Common shares issuable for the year ended December 31, 2023 represent incremental shares of common stock which consist of RSUs, stock options, warrants, and shares that could be issued upon conversion of the senior convertible notes and the Mann Group convertible notes. Potentially dilutive securities outstanding which were considered antidilutive due to net losses are summarized as follows (in shares):

Year Ended December 31,
2023
Senior convertible notes	44,120,463
RSUs and Market RSUs (1)	7,855,144
Common stock options and PNQs	8,400,611
Mann Group convertible notes	3,370,000
Employee stock purchase plan	—
Total shares	63,746,218

_________________________

(1)	Market RSUs issued in 2021, 2022 and 2023 are included at the share delivery of 0%, 140% and 0%, respectively, in accordance with a valuation assessment obtained as of December 31, 2023.

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

The 2018 Plan provides for the granting of stock awards including stock options and RSU's to employees, directors and consultants.

The Company’s board of directors or its compensation committee determines eligibility, vesting schedules and criteria, and exercise prices for stock awards granted under the 2018 Plan. Options and RSU awards under the 2018 Plan, or the Prior Plans expire not more than ten years from the date of the grant and are exercisable upon vesting. Stock options that vest over time generally vest over four years. Current time-based vesting stock option grants vest and become exercisable at the rate of 25% after one year and ratably on a monthly basis over a period of 36 months thereafter. The Company also issues PNQ awards with performance conditions. For PNQs, the Company evaluates the probability that the performance conditions will be met and estimates the service period for recognition of the associated expense. RSUs with time-based vesting generally vest at a rate of 25% per year over four years with consideration satisfied by service to the Company. Certain RSUs issued to non-employee directors vest immediately upon grant, but the underlying shares of common stock will not be delivered until there is a separation of service such as resignation, retirement or death. The Company also issues Market RSUs. The grant date fair value and the effect of the market conditions are estimated using a Monte Carlo valuation.

Market RSUs issued during the year ended December 31, 2025 had a grant date fair value of $10.84 per share and will vest on July 15, 2028. The fair value of the Market RSUs was determined using a share price of $4.72, risk-free interest rate of 3.96%, volatility of 52.12%, and a dividend yield of 0%. The number of shares delivered on the vesting date is determined by the percentile ranking of MannKind total shareholder return ("TSR") over the period from July 1, 2025 until June 30, 2028 relative to the TSR of the Russell 3000 Pharmaceutical & Biotechnology Index over the same period, as follows: less than 25th percentile=0% of target, 25th percentile=50% of target, 50th percentile=100% of target, 75th percentile=200% of target, 90th percentile or higher=300% maximum. Payout values will be interpolated between the percentile rankings above. The resulting stock-based compensation expense will be recognized over the service period regardless of whether the market conditions are achieved, as long as the service condition is satisfied.

The following table summarizes information about the Company’s stock-based award plans as of December 31, 2025:

	Outstanding Options	Outstanding Restricted Stock Units	Shares Available for Future Issuance
2013 Equity Incentive Plan	1,484,716	—	—
2018 Equity Incentive Plan	3,885,504	16,485,829	17,400,002
Total	5,370,220	16,485,829	17,400,002

Share-based payment transactions are recognized as compensation cost based on the fair value of the instrument on the date of grant. The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options. The expected term of an option granted is based on combining historical exercise data with expected weighted time outstanding. Expected weighted time outstanding is calculated by assuming the settlement of outstanding awards is at the midpoint between the remaining weighted average vesting date and the expiration date. The Company recognizes forfeitures as they occur. During the years ended December 31, 2025, 2024 and 2023, the Company recorded RSU and option-based stock compensation expense of $23.6 million, $20.6 million and $17.0 million, respectively, and ESPP compensation of $0.6 million, $0.7 million and $0.6 million, respectively.

Total stock-based compensation expense recognized in the consolidated statements of operations is included in the following categories (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of goods sold	$448	$357	$1,589
Cost of revenue – collaborations and services	3,212	3,701	897
Research and development	2,478	2,238	1,442
Selling, general and administrative	18,057	15,062	13,721
Total	$24,195	$21,358	$17,649

The following table summarizes information relating to stock options:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding as of January 1, 2025	7,275,256	$2.12	3.12	$32,438
Granted	—	—
Exercised	(1,709,361)	2.72
Forfeited	(82,125)	2.44
Expired	(113,550)	14.86
Outstanding as of December 31, 2025	5,370,220	$1.66	2.36	$21,529
Exercisable as of December 31, 2025	5,049,252	$1.62	2.44	$20,433

There were no options granted in the years ended December 31, 2025 and 2024. There were no stock options that vested during the year ended December 31, 2025. Total fair value of stock options vested during the year ended December 31, 2024 and 2023 was de minimis and $2.8 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 was $4.7 million, $3.5 million and $1.3 million, respectively. Intrinsic value is measured using the fair market value at the date of exercise for options exercised or as of December 31 for outstanding options, less the applicable exercise price.

Cash received from the exercise of options during the years ended December 31, 2025, 2024 and 2023 was approximately $6.4 million, $2.9 million and $1.2 million, respectively.

The Company recognized a de minimis amount of compensation costs related to PNQs for the years ended December 31, 2025 and 2024, respectively, and $0.3 million for the year ended December 31, 2023. As of December 31, 2025 and 2024, there were no unrecognized compensation costs related to PNQs subject to performance conditions.

The following table summarizes information relating to RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 1, 2025	14,128,954	$5.49
Granted	8,672,870	6.06
Vested	(4,348,988)	5.02
Forfeited	(1,967,007)	6.33
Outstanding as of December 31, 2025	16,485,829	5.82

Total fair value of RSUs vested during the years ended December 31, 2025, 2024 and 2023 was $21.8 million, $23.0 million and $20.6 million, respectively. The total grant date fair value of RSUs outstanding as of December 31, 2025, 2024 and 2023 was $95.9 million, $77.6 million and $57.0 million, respectively.

As of December 31, 2025, there was no unrecognized compensation expense related to options and PNQs and $56.5 million of unrecognized compensation expense related to RSUs, Market RSUs and Performance RSUs, which are expected to be recognized over the weighted average period of 2.12 years. The Company evaluates stock awards with performance conditions as to the probability that the performance conditions will be met and uses that information to estimate the date at which those performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period.

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

The Company issued 0.5 million, 0.5 million and 0.5 million shares of common stock pursuant to the ESPP for the years ended December 31, 2025, 2024 and 2023, respectively. There were approximately 1.9 million shares of common stock available for issuance under the ESPP as of December 31, 2025.

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

Contingencies – Milestone Rights — In July 2013, the Company entered into the Milestone Rights Agreement with the Original Milestone Purchasers, pursuant to which the Company granted the Milestone Rights to receive payments up to $90.0 million upon the occurrence of specified strategic and sales milestones, of which $45.0 million remains payable to the Milestone Purchasers as of December 31, 2025.

The Milestone Rights Agreement includes customary representations and warranties and covenants by the Company, including restrictions on transfers of intellectual property related to Afrezza. The Milestone Rights are subject to acceleration in the event the Company transfers its intellectual property related to Afrezza in violation of the terms of such agreement.

During the years ended December 31, 2025 and 2024, the Company achieved an Afrezza net sales milestone as specified by the Milestone Rights, and recognized approximately $0.6 million and $0.8 million, respectively, of the $5.0 million payment as a reduction to the Milestone Rights liability on our consolidated balance sheets, which represents the fair value as determined in 2013 (the most recent measurement date).

As of December 31, 2025, the remaining Milestone Rights liability balance was $2.5 million and consisted of $0.5 million of current liability, which was presented as accrued expenses and other current liabilities, and $2.0 million of long-term liability, which was presented as milestone liabilities in our consolidated balance sheets. As of December 31, 2024, the remaining Milestone Rights liability balance was $3.2 million and consisted of $0.7 million of current liability, which was presented as accrued expenses and other current liabilities, and $2.5 million of long-term liability, which was presented as milestone liabilities in the consolidated balance sheets. The value of the Milestone Rights liability was based on initial fair value estimates calculated using the income approach and reduced by milestone achievement payments made.

Loss Contingencies – Returns Reserve for Acquired Product — During the year ended December 31, 2024, the Company reassessed its previously-determined estimate for product returns associated with sales of V-Go that pre-date the Company's acquisition of the product and recorded an additional $1.4 million, which was recorded in accrued expenses and other current liabilities in the consolidated balance sheet. The return accrual is being reduced as product returns are received. Related losses on estimated returns of acquired product were recorded in selling, general and administrative expenses in the consolidated statements of operations.

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

Given the Company’s continuing involvement with the generation of Tyvaso DPI revenue under the UT License Agreement and CSA, which includes the Company’s supply and manufacture of Tyvaso DPI, and the Company’s retention and associated defense and maintenance obligations of the intellectual property required in the manufacture of Tyvaso DPI, the Upfront Proceeds were recorded as a liability for sale of future royalties (the “Royalty Liability”) on the consolidated balance sheets, and any proceeds from future milestones will be added to the Royalty Liability balance upon receipt. Although the Company is not obligated to repay any portion of the Purchase Price to Sagard, the Royalty Liability under the PSA is secured by a security interest granted to Sagard in the underlying 1% royalty rights and any proceeds therefrom. As a result of the PSA, transaction costs totaling $4.4 million (including the Reimbursements) are reported net of the Royalty Liability balance and amortized to interest expense in the consolidated statements of operations over the life of the PSA using the effective interest method. Unamortized transaction costs totaled $3.9 million and $4.1 million at December 31, 2025 and 2024, respectively.

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

The following table shows the activity within the Royalty Liability account as well as the effective interest rate (dollars in thousands):

Amount
Balance, January 1, 2024	$145,810
Amortization of deferred transaction costs	230
Non-cash interest expense on liability for sale of future royalties	15,942
Royalty revenue earned by or payable to Sagard	(12,337)
Balance, December 31, 2024	$149,645
Amortization of deferred transaction costs	230
Non-cash interest expense on liability for sale of future royalties	14,220
Royalty revenue earned by or payable to Sagard	(12,812)
Balance, December 31, 2025	$151,283

Effective interest rate	9.1%

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

As of December 31, 2025, the related financing liability was $103.4 million, which was recognized in the Company’s consolidated balance sheet and of which $93.1 million was long-term and $10.3 million was current. As of December 31, 2024, the related financing liability was $103.9 million, of which $93.9 million was long-term and $10.1 million was current.

Financing liability information was as follows (dollars in thousands):

	December 31, 2025	December 31, 2024
Weighted average remaining lease term (in years)	15.8	16.8
Weighted average discount rate	9.0%	9.0%

	Year Ended December 31,
	2025	2024	2023
Interest expense	$9,543	$9,619	$9,617
Amortization of debt issuance costs	207	209	208
Interest expense on financing liability	$9,750	$9,828	$9,825

The Company's remaining financing liability payments were as follows (in thousands):

December 31, 2025
2026	10,533
2027	10,849
2028	11,174
2029	11,510
2030	11,855
Thereafter	153,913
Total	209,834
Interest payments	(104,155)
Debt issuance costs	(2,259)
Total financing liability	$103,420

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

In December 2023, the Company and Amphastar amended the Insulin Supply Agreement to extend the term, restructure the annual purchase commitments and include a capacity fee for certain future periods. The Company's remaining purchase commitments and estimated capacity fee liability as of December 31, 2025 were as follows:

	December 31, 2025
	Remaining Purchase Commitments (€ in millions)	Estimated Capacity Fees(1) (€ in millions)
2026	—	3.0
2027	4.2	2.0
2028	6.0	1.0
2029	5.8	1.0
2030	5.8	1.0
2031	5.8	1.0
2032	7.8	0.5
2033	7.8	0.5
2034	7.7	0.5
2035	4.3	0.5
Total	55.2	11.0

__________________________

(1)
During the year ended December 31, 2025, the Company incurred a capacity fee of €1.5 million, or $1.8 million which was recognized as cost of goods sold for commercial sales in our consolidated statement of operations. For each quarter that the Company decides to delay purchases beyond the first quarter of 2026, the Company is subject to an additional capacity fee of €750,000 per quarter.

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

The Company periodically reviews the terms of the long-term Insulin Supply Agreement and assesses the need for any accrual for estimated losses, such as lower-of-cost or net-realizable-value that will not be recovered by future product sales. The recognized loss on purchase commitments of $66.0 million and $58.2 million is included in our consolidated balance sheets as of December 31, 2025 and 2024, respectively, and is reduced as inventory items are received or such liability is extinguished.

As a result of the increase in future cash outflows for the excess capacity fees and extended term included in the amendment of the Insulin Supply Agreement, the Company analyzed the need for additional estimated losses and concluded that an increase in the recognized loss on purchase commitments was not required as the net realizable value of inventory resulting from the purchase commitment was in excess of the carrying value. Increases in costs associated with the amendment will be recognized through inventory as incurred.

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

In October 2025, the Company assumed a 9,342 square foot facility in Burlington, Massachusetts in connection with the merger with scPharma which was previously entered into as a sublease in August 2023 and extends through August 2029. The monthly lease payments are $28,805 and are subject to fixed annual increases of $779.

Lease information was as follows (dollars in thousands):

	December 31, 2025	December 31, 2024
Operating lease right-of-use assets(1)	$11,822	$13,109

Operating lease liability-current(2)	$2,110	$2,423
Operating lease liability-long-term	10,689	11,645
Total	$12,799	$14,068

Weighted average remaining lease term (in years)	6.4	7.1
Weighted average discount rate	7.6%	7.3%

__________________________

(1)
Operating right-of-use assets related to vehicles, offices and the manufacturing facility for V-Go are included in other assets in the consolidated balance sheets.
(2)
Operating lease liability–current is included in accrued expenses and other current liabilities in the consolidated balance sheets.

	Year Ended December 31,
	2025	2024	2023
Operating lease costs	$2,950	$2,103	$1,675
Variable lease costs	787	234	104
Cash paid	3,737	2,292	1,068

The Company's future minimum office and vehicle lease payments were as follows (in thousands):

December 31, 2025
2026	2,880
2027	2,834
2028	2,454
2029	1,734
2030	1,528
Thereafter	4,707
Total	16,137
Interest expense	(3,338)
Total operating lease liability	$12,799

17. Employee Benefit Plans

The Company administers a defined contribution 401(k) savings retirement plan for its employees. The Company may make discretionary matching contributions. For the years ended December 31, 2025, 2024 and 2023, the Company matched each participant’s deferral at the rate of 50% of each participant’s deferral up to the first 10% of compensation. Participants hired after March 31, 2021 became vested in Company contributions at 100% after two years of service. Participants are vested in Company contributions at 50% after one year of service and are 100% vested after two years of service.

The Company’s total discretionary matching contributions were $2.6 million, $2.4 million and $2.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

18. Income Taxes

Income (loss) from continuing operations before provision for income taxes for the Company’s domestic and international operations was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$1,407	$30,518	$(10,377)
Foreign	—	—	—
Income (loss) before provision for income taxes	$1,407	$30,518	$(10,377)

As of December 31, 2025, the Company has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved. The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current
U.S. federal	$—	$—	$—
U.S. state	493	2,750	1,555
Non-U.S.	—	165	—
Total current	493	2,915	1,555
Deferred
U.S. federal	(12,583)	15,302	(190)
U.S. state	(6,884)	(11,428)	7,002
Non-U.S.	—	—	—
Total deferred	(19,467)	3,874	6,812
Valuation allowance	14,518	(3,859)	(6,806)
Net deferred	(4,949)	15	6
Total tax (benefit) expense	$(4,456)	$2,930	$1,561

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows (dollars in thousands):

	Year Ended December 31,
	2025	%
Tax at U.S. statutory rate	$295	21%
State income taxes, net of federal benefit(1)	393	28%
Tax credits:
Research and development tax credits	773	55%
Nontaxable or nondeductible items:
Meals and Entertainment	278	20%
Officer's Compensation	1,835	131%
162m Stock Compensation DTA Haircut	848	60%
Stock Based Compensation	628	45%
Transaction Costs	1,130	80%
Contingent Liability	216	15%
Other	7	0%
Change in valuation allowance	(10,884)	-775%
Other	25	2%
Total	$(4,456)	318%

__________________________

(1)
During the year ended December 31, 2025, the state and local jurisdiction of Minnesota comprised the majority (greater than 50%) of the tax effect in this category.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes for years prior to the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2024	2023
Federal tax benefit rate	21.0%	21.0%
State tax expense (net of federal benefit)	7.1%	-11.8%
Permanent items	5.2%	-2.8%
Officers compensation	5.6%	-35.3%
Debt settlement	7.2%	0.0%
Stock based compensation	0.0%	-5.6%
Tax attribute expirations	1.6%	0.4%
Valuation allowance	-42.2%	9.1%
Other deferred adjustments	4.1%	10.0%
Effective income tax rate	9.6%	-15.0%

The amounts of cash income taxes paid by the Company were as follows (in thousands):

Year Ended December 31,
Income Taxes Paid, Net of Refunds Received	2025
US Federal	$—
US State & Local:
Connecticut	179
Minnesota	737
New York	421
Other	368
Foreign	—
Total	$1,705

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when uncertainty exists as to whether all or a portion of the net deferred tax assets will be realized. Components of the net deferred tax asset as of December 31, 2025 and 2024 are approximately as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$558,934	$480,008
Research and development credits	82,395	75,730
Capitalized research costs	30,654	26,872
Milestone rights	638	804
Accrued expenses	7,562	4,302
Loss on purchase commitment	23,902	22,413
Non-qualified stock option expense	1,585	3,364
Intangibles	—	4,798
Other	7,706	4,973
Lease liability	3,231	3,578
Depreciation	20,463	21,638
Deferred product revenue and costs	11,583	11,347
Sale of future royalties	38,232	38,059
Total deferred tax assets	786,885	697,886
Valuation allowance	(708,887)	(694,369)
Net deferred tax assets	$77,998	$3,517

Deferred tax liabilities:
Right of use asset	$(2,985)	$(3,334)
Intangibles	(74,793)	$—
Other prepaids	(262)	(204)
Total deferred tax liabilities	(78,039)	(3,538)
Net deferred tax liability	$(41)	$(21)

As of December 31, 2025 and 2024, management assessed the realizability of deferred tax assets. Management evaluated the need for an amount of any valuation allowance for deferred tax assets on a jurisdictional basis. This evaluation utilizes the framework contained in ASC 740, Income Taxes, wherein management analyzes all positive and negative evidence available at the balance sheet date to determine whether all or some portion of our deferred tax assets will not be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50%) that they will not be realized.

In concluding on the evaluation, management placed significant emphasis on guidance in ASC 740. As of December 31, 2024 and prior to the acquisition of scPharma, the Company maintained a full valuation allowance on its U.S. deferred tax assets due to cumulative losses. Upon the acquisition of scPharma in October 2025, it recognized $323.6 million of deferred tax liabilities (primarily on differences between the fair value and tax basis of scPharma's identifiable intangible assets). These deferred tax liabilities will generate future taxable income, which strengthened the Company's evidence for the realizability of a portion of its existing NOL and credit carryforwards. Accordingly, the Company reversed $5.0 million of its valuation allowance, resulting in a $5.0 million income tax benefit. After this release, its remaining valuation allowance is $708.9 million, related to net operating loss carryforwards and research and development credits. During the year ended December 31, 2025 the valuation allowance increased by $14.5 million and during the year ended December 31, 2024 the valuation allowance decreased by $3.9 million.

A reconciliation of beginning and ending amounts of the Company's valuation allowance for deferred tax assets was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Valuation Allowance for Deferred Tax Assets
Beginning of Year	$694,369	$698,228	$705,034
Additions (deductions) charged to expenses	14,518	(3,859)	(6,806)
End of Year	$708,887	$694,369	$698,228

As of December 31, 2025, the Company had federal and state net operating loss carryforwards of approximately $2.2 billion and $1.5 billion available, respectively, to reduce future taxable income. $520.5 million of the federal losses do not expire and the remaining federal losses have started expiring, beginning in 2026 through various future dates.

Pursuant to IRC Sections 382 and 383, annual use of the Company’s federal and certain state net operating losses and research and development credit carryforwards may be limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period. As a result of the Company's initial public offering, an ownership change within the meaning of IRC Section 382 occurred in August 2004. As a result, federal net operating loss and credit carryforwards of approximately $105.8 million are subject to an annual use limitation of approximately $13.0 million. The annual limitation is cumulative and therefore, if not fully utilized in a year, can be utilized in future years in addition to the Section 382 limitation for those years. All of these attributes are now available for use for the tax year ended December 31, 2024 under Section 382. The Company is in the process of completing a Section 382 analysis beginning from the date of our initial public offering through December 31, 2025, to determine whether additional limitations may be placed on the net operating loss carryforwards and other tax attributes and does not anticipate any additional changes in ownership that meet Section 382 study ownership change threshold. There is a risk that changes in ownership may occur in tax years after December 31, 2025. If a change in ownership were to occur, our net operating loss carryforwards and other tax attributes could be further limited or restricted. If limited, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, related to the Company’s operations in the U.S. will not impact the Company’s effective tax rate.

As of December 31, 2025, the Company had $59.5 million of U.S. federal research and development credits which expire beginning in 2026, and $24.5 million of state research and development credits.

The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business, the Company is subject to examination by taxing authorities throughout the country. These audits could include examining the timing and amount of deductions, the allocation of income among various tax jurisdictions and compliance with federal, state, and local tax laws. The Company's tax years since 2022 and 2021 remain subject to examination by federal and state tax authorities.

A reconciliation of beginning and ending amounts of unrecognized tax benefits was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Unrecognized Tax Benefit
Beginning of Year	$268,902	$268,902	$268,902
Gross increases for tax positions of prior years	1,676	—	—
Gross decreases for tax positions of prior years	—	—	—
Gross increases for tax positions of current year	—	—	—
Settlements	—	—	—
Lapse of statute of limitations	—	—	—
End of Year	$270,578	$268,902	$268,902

The Company has assessed its position with regards to uncertainty in tax positions and has not recognized a liability for unrecognized tax benefits. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2025, 2024 and 2023, the Company did not recognize any interest and/or penalties.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of tax reform provisions, was signed into law in the United States, which includes a new Internal Revenue Code ("IRC") Section 174A. Under Section 174A, commencing with tax years beginning after December 31, 2024, domestic research or experimental expenditures may be deducted in the current period rather than capitalized and amortized over multiple years, as previously required under IRC Section 174. As a result of this legislation, we are deducting our domestic Section 174A expenditures beginning in our 2025 taxable year. OBBBA does not have a material impact on our effective tax rate, financial condition, or results of operations in 2025.