Form 10-Q
period 2026-03-31
MANNKIND CORP
filed 2026-05-06
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 24, 2026, there were 308,950,166 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

MANNKIND CORPORATION

Form 10-Q

For the Quarterly Period Ended March 31, 2026

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In thousands except per share data)
Revenues:
Commercial product sales	$33,907	$18,973
Collaborations and services	23,515	29,376
Royalties	32,749	30,005
Total revenues	90,171	78,354
Expenses:
Cost of goods sold – commercial, excluding amortization of acquired intangible assets	7,509	3,768
Cost of revenue – collaborations and services	9,964	13,748
Research and development	17,231	11,022
Selling, general and administrative	54,085	25,014
Amortization of acquired intangible assets	4,367	—
(Gain) loss on foreign currency transaction	(1,318)	2,509
Total expenses	91,838	56,061
(Loss) income from operations	(1,667)	22,293
Other income (expense):
Interest income, net	1,429	1,956
Interest expense	(7,478)	(4,645)
Interest expense on liability for sale of future royalties	(2,563)	(3,577)
Interest expense on financing liability	(2,393)	(2,410)
Loss on settlement of debt	(917)	—
Other expense	(2,777)	—
Total other expense	(14,699)	(8,676)
(Loss) income before income tax expense	(16,366)	13,617
Income tax expense	253	459
Net (loss) income	$(16,619)	$13,158
Net (loss) income per share – basic	$(0.05)	$0.04
Weighted average shares used to compute net (loss) income per share – basic	308,267	303,481
Net (loss) income per share – diluted	$(0.05)	$0.04
Weighted average shares used to compute net (loss) income per share – diluted	308,267	320,897

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Net (loss) income	$(16,619)	$13,158
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(119)	65
Comprehensive (loss) income	$(16,738)	$13,223

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2026	December 31, 2025
	(In thousands except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$52,834	$74,882
Short-term investments	81,027	96,464
Accounts receivable, net	28,137	38,367
Inventory	49,166	35,313
Prepaid expenses and other current assets	39,996	46,553
Total current assets	251,160	291,579
Restricted cash	747	745
Long-term investments	—	5,012
Property and equipment, net	82,554	82,423
Goodwill	67,595	67,595
Developed technology - on-body infusor	185,708	190,027
IPR&D - ReadyFlow Formulation	129,600	129,600
Other intangible assets	5,024	5,072
Other assets	22,015	20,129
Total assets	$744,403	$792,182

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$16,144	$9,034
Accrued expenses and other current liabilities	58,598	64,628
Senior convertible notes – current	—	36,280
Liability for sale of future royalties – current	14,010	14,298
Contingent consideration - current	23,877	21,132
Financing liability – current	10,407	10,328
Deferred revenue – current	11,525	15,331
Total current liabilities	134,561	171,031
Liability for sale of future royalties – long term	136,561	136,985
Financing liability – long term	92,784	93,092
Deferred revenue – long term	38,905	39,977
Recognized loss on purchase commitments – long term	64,635	65,952
Operating lease liability	10,281	10,689
Contingent consideration – long term	5,146	5,114
Milestone liabilities	2,003	2,003
Term loan	318,722	318,361
Total liabilities	803,598	843,204
Commitments and contingencies (Note 15)
Stockholders' deficit:
Undesignated preferred stock, $0.01 par value – 10,000,000 shares authorized; no shares issued or outstanding as of March 31, 2026 or December 31, 2025	—	—
Common stock, $0.01 par value – 800,000,000 shares authorized; 308,907,331 and 307,832,587 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	3,089	3,078
Additional paid-in capital	3,150,295	3,141,741
Accumulated other comprehensive (loss) income	(4)	115
Accumulated deficit	(3,212,575)	(3,195,956)
Total stockholders' deficit	(59,195)	(51,022)
Total liabilities and stockholders' deficit	$744,403	$792,182

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(In thousands)
BALANCE, JANUARY 1, 2026	307,833	$3,078	$3,141,741	$115	$(3,195,956)	$(51,022)
Issuance of common stock pursuant to conversion of senior convertible note principal	569	6	1,729	—	—	1,735
Net issuance of common stock associated with stock options and restricted stock units	402	4	101	—	—	105
Issuance of common stock from market price stock purchase plan	103	1	269	—	—	270
Stock-based compensation expense	—	—	6,455	—	—	6,455
Unrealized loss on available-for-sale securities	—	—	—	(119)	—	(119)
Net loss	—	—	—	—	(16,619)	(16,619)
BALANCE, MARCH 31, 2026	308,907	$3,089	$3,150,295	$(4)	$(3,212,575)	$(59,195)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	(In thousands)
BALANCE, JANUARY 1, 2025	302,960	$3,029	$3,118,865	$1,109	$(3,201,819)	$(78,816)
Net issuance of common stock associated with stock options and restricted stock units	959	10	1,580	—	—	1,590
Stock-based compensation expense	—	—	5,385	—	—	5,385
Unrealized gain on available-for-sale securities	—	—	—	65	—	65
Net income	—	—	—	—	13,158	13,158
BALANCE, MARCH 31, 2025	303,919	$3,039	$3,125,830	$1,174	$(3,188,661)	$(58,618)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2026	2025
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(16,619)	$13,158
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation	6,455	5,385
Interest on liability for sale of future royalties	2,565	3,577
Sold portion of royalty revenue	(3,275)	(3,000)
Write-off of inventory	1,075	466
Noncash lease expense of right-of-use assets	532	544
Depreciation and amortization	6,382	2,106
(Gain) loss on foreign currency transactions	(1,318)	2,509
Net accretion of investments	(271)	(919)
Change in fair value of contingent liability	2,777	—
Amortization of debt discount and issuance costs	452	109
Loss on settlement of debt	917	—
Other, net	(62)	—
Change in deferred tax liability	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	10,290	(17,096)
Inventory	(14,928)	(1,472)
Prepaid expenses and other current assets	6,557	(3,044)
Other assets	(2,416)	(1,661)
Accounts payable	7,110	(1,751)
Accrued expenses and other current liabilities	(5,771)	134
Deferred revenue	(4,878)	(4,450)
Operating lease liabilities	(939)	(972)
Net cash used in operating activities	(5,365)	(6,377)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(10,301)	(44,104)
Proceeds from maturities of available-for-sale securities	30,906	50,396
Purchase of property and equipment	(1,880)	(330)
Net cash provided by investing activities	18,725	5,962
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on senior convertible notes	(35,502)	—
Net proceeds related to issuance of common stock associated with restricted stock units and stock options	105	1,590
Principal payments on financing liability	(279)	(200)
Proceeds from market price stock purchase plan	270	—
Net cash (used in) provided by financing activities	(35,406)	1,390
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(22,046)	975
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	75,627	47,076
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$53,581	$48,051

	Three months ended March 31,
	2026	2025
	(In thousands)
SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid in cash	9,746	$3,012
Income taxes paid in cash	63	207
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock upon settlement of senior convertible notes	1,735	—
Purchases of property and equipment included in accounts payable and accrued expenses	267	144

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Significant Accounting Policies

The unaudited condensed consolidated financial statements of MannKind Corporation and its subsidiaries (“MannKind,” the “Company,” “we” or “us”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 26, 2026 (the “Annual Report”).

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2026 may not be indicative of the results that may be expected for the full year.

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

Business — MannKind is a biopharmaceutical company focused on the development and commercialization of patient-centric therapies that address serious unmet medical needs for those living with cardiometabolic and orphan lung diseases. The Company is currently commercializing three products: Afrezza (insulin human) Inhalation Powder, an ultra rapid-acting inhaled insulin indicated to improve glycemic control in adults with diabetes; Furoscix (furosemide injection), to treat fluid buildup in patients with chronic heart failure or chronic kidney disease; and the V-Go wearable insulin delivery device, which provides continuous subcutaneous infusion of insulin in adults that require insulin. The Company also developed Tyvaso DPI (treprostinil) inhalation powder, which is approved for the treatment of pulmonary arterial hypertension (“PAH”) and for the treatment of pulmonary hypertension associated with interstitial lung disease (“PH-ILD”). The Company receives a royalty on net sales and revenue from supplies of Tyvaso DPI that it manufactures for its development and marketing partner, United Therapeutics.

Basis of Presentation — The condensed consolidated financial statements have been prepared in accordance with GAAP.

Principles of Consolidation — The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

Reclassifications — Certain immaterial amounts reported in prior year's accrued expenses footnote have been reclassified to conform with the current year presentation.

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

	Three Months Ended March 31,
Revenues	2026	2025
Afrezza	$15,273	$14,887
Furoscix	15,493	—
V-Go	3,141	4,086
Collaborations and services	23,515	29,376
Royalties	32,749	30,005
Total revenues	90,171	78,354
Less significant segment expenses (income):
Cost of goods sold – commercial, excluding amortization of acquired intangible assets	7,509	3,768
Cost of revenue – collaborations and services	9,964	13,748
Amortization of intangible assets	4,367	—
Research and development	17,231	11,022
Selling	38,571	13,762
General and administrative	15,514	11,252
Interest income, net	(1,429)	(1,956)
Interest expense, net	12,434	10,632
Loss on settlement of debt	917	—
Other(1)	1,712	2,968
Consolidated net (loss) income	$(16,619)	$13,158

(1) Includes (gain) loss on foreign currency transaction, expense related to the fair value adjustment of the contingent consideration and income tax expense.

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

The Company transfers control and recognizes revenue upon delivery of product to wholesale distributors, specialty and retail pharmacies, DMEs, specialty distributors and direct purchasers. Product revenues are recorded net of applicable reserves, including discounts, allowances, rebates, returns and other incentives. See Reserves for Variable Consideration below.

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

Product Returns — Consistent with industry practice, the Company generally offers Customers a right of return for unopened product that has been purchased from the Company for a period beginning six months prior to and ending 12 months after its expiration date, which lapses upon shipment to a patient. The Company estimates the amount of its product sales that may be returned by its Customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as reductions to accounts receivable, net. The Company currently estimates product returns using its own sales information, including its visibility into the inventory remaining in the distribution channel. The Company's current return reserve percentage is estimated to be in the low single digits. Adjustments to the returns reserve are made when changes in the Company's assumptions result in revised estimates to the Company’s assumptions.

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

If an arrangement has multiple performance obligations, the allocation of the transaction price is determined from observable market inputs, if available, and the Company uses key assumptions to determine the stand-alone selling price, which may include development timelines, reimbursement rates for personnel costs, discount rates, and probabilities of technical and regulatory success. Revenue is recognized based on the measurement of progress as the performance obligation is satisfied and consideration received that does not meet the requirements to satisfy the revenue recognition criteria is recorded as deferred revenue. Current deferred revenue consists of amounts that are expected to be recognized as revenue in the next 12 months. Amounts that the Company expects will not be recognized within the next 12 months are classified as long-term deferred revenue. However, the timing of recognition is based on the Company’s current estimates and, if the estimates should change in the future, the Company may recognize a different amount of deferred revenue over the next 12-month period. For further information, see Note 10 – Collaborations, Licensing and Other Arrangements.

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

Whenever the Company determines that an arrangement should be accounted for over time, the Company determines the period over which the performance obligations will be performed, and revenue will be recognized over the period the Company is expected to complete its performance obligations. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company is expected to complete its performance obligations under an arrangement, including estimating future revenue to be earned over the contract term.

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

The Company also evaluates grants of additional licensing rights upon option exercises to determine whether such should be accounted for as separate contracts. Any change in transaction price is assessed by management as follows:

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
•
To the extent the change in estimated variable consideration relates to performance obligations that have not yet been satisfied, or when the Company elects to use the practical expedient described above, the effect of the change is recognized prospectively over the remaining performance period.

With respect to the Company's significant collaboration and service agreement with UT that includes a long-term commercial supply agreement (as amended, the “CSA”), the Company initially identified three distinct performance obligations: (1) the license, supply of product to be used in clinical development, and continued development and approval support for Tyvaso DPI (“R&D Services and License”); (2) development activities for the next generation of the product (“Next-Gen R&D Services”); and (3) a material right associated with the manufacturing and supply of product (“Manufacturing Services”). Pre-production activities under the CSA, such as facility expansion services and other administrative services, were recorded to deferred revenue and are recognized over the Manufacturing Services performance obligation as required by ASC 606. Under the CSA, UT issued purchase orders for the supply of Tyvaso DPI with revenue recognized at the point in time in which control of the product is transferred to UT, and deferred revenue is recognized as product is delivered over the CSA term using an output method based on the estimate of the measurement of progress. In January 2026, the Company and UT executed the Seventh Amendment to the CSA (the “Seventh Amendment”) which modified the CSA by establishing minimum annual purchase obligations for commercial supply as well as tiered pricing dependent on the volume of units purchased beginning in 2026 through the end of the CSA term. The Seventh Amendment is accounted for as a termination of the existing contract and the creation of a new contract. The outstanding balance of deferred revenue from the prior contract was carried forward into the new contract and included with the consideration expected to be received under the modified pricing terms. Upon the execution of the Seventh Amendment, the Company assessed the CSA with UT and determined that a material right existed for the optional manufacturing services and elected to account for it using the practical alternative allowed for under ASC 606 (i.e., allocate the transaction price to the optional services by reference to the services expected to be provided and the corresponding expected consideration). Under this practical alternative, the Company has made a policy election to recognize changes in estimated consideration attributable to the contract prospectively, such that the amount of revenue to be recognized per unit for future deliveries is adjusted, without recording a cumulative catch-up to amounts recognized in prior periods. Revenue is then recognized at the point in time in which control of the product is transferred to UT. See Note 10 – Collaborations, Licensing and Other Arrangements.

Revenue Recognition — Royalties — The Company recognizes royalty revenue for a sales-based or usage-based royalty if it is promised in exchange for an intellectual property license. The royalty revenue is recognized as the subsequent sale of the product occurs or, if later and applicable, the satisfaction or partial satisfaction of the performance obligation to which the royalty has been allocated. The Company’s UT License Agreement (as defined in Note 10 – Collaborations, Licensing and Other Arrangements) entitles it to receive a 10% royalty on net sales of Tyvaso DPI for the license of the Company’s IP that was considered to be interdependent with the development activities that supported the approval of Tyvaso DPI. Although the Company recognizes a 10% royalty on net revenue from the sale of Tyvaso DPI as revenue, it only collects 9% of future royalties due to its sale in December 2023 of 1% of future royalties as detailed in Note 15 – Commitments and Contingencies.

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

The Company’s net revenue as shown on the condensed consolidated statement of operations is comprised of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Net revenue:
Product revenue (1)	$55,922	$47,791
Services (2)	1,500	558
Royalties (3)	32,749	30,005
Total net revenue	$90,171	$78,354

_________________________

(1)
Amounts represent the revenue from Afrezza, Furoscix and V-Go sales to wholesale distributors, specialty and retail pharmacies, DMEs, specialty distributors and direct purchasers and from the manufacture of Tyvaso DPI delivered to UT.
(2)
Amounts represent revenue generated from the Company's collaboration arrangements, including services related to the development agreement with UT as well as arrangements with other collaboration partners. See Note 10 – Collaborations, Licensing and Other Arrangements.
(3)
Amounts represent royalties earned based on UT’s net revenue from Tyvaso DPI sales.

Cost of goods sold and cost of revenue

The cost of goods sold – commercial, excluding amortization of acquired intangibles, of $7.5 million and $3.8 million for the three months ended March 31, 2026 and 2025, respectively, is associated with product revenue for Afrezza, Furoscix and V-Go. The cost of revenue – collaborations and services of $10.0 million and $13.7 million for the three months ended March 31, 2026 and 2025, respectively, is primarily associated with manufacturing activities for Tyvaso DPI.

Cost of Goods Sold — Commercial — Cost of goods sold - commercial is associated with the product revenue for Afrezza, Furoscix and V-Go and includes material, labor costs and manufacturing overhead. Write-offs of inventory and certain other period costs are recorded as expenses in the period in which they are incurred, rather than as a portion of inventory costs. Cost of goods sold excludes the cost of insulin purchased under the Company’s Insulin Supply Agreement (the “Insulin Supply Agreement”) with Amphastar Pharmaceuticals, Inc. (“Amphastar”). The Company incurs a quarterly capacity fee through its agreement with Amphastar which is included in cost of goods sold. See Note 15 – Commitments and Contingencies for additional information on this agreement. All insulin inventory on hand was written off and the full purchase commitment contract to purchase future insulin was accrued as a recognized loss on purchase commitments in prior years.

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

Cash, Cash Equivalents and Restricted Cash — The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase, that are readily convertible into cash to be cash equivalents. As of March 31, 2026 and December 31, 2025, cash equivalents were comprised of interest-bearing money market funds, U.S. Treasury securities, corporate bonds and commercial paper with original maturities of 90 days or less from the date of purchase.

The Company records restricted cash when cash and cash equivalents are restricted as to withdrawal or usage. Restricted cash under a letter of credit issued in connection with a facility lease assumed by the Company that will not be available for use in the Company’s operations within 12 months of the reporting date is presented in non-current assets.

Available-for-Sale Investments — The Company's available-for-sale investments consist primarily of highly liquid money market funds, commercial bonds and paper, and U.S. Treasury securities that are intended to facilitate liquidity and capital preservation. Available-for-sale investments are measured at fair value with realized gains and losses and unrealized losses related to credit risk reported in other income (expense) in the consolidated statements of operations. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income until realized. These investments with maturities less than 12 months are included in short-term investments and investments with maturities in excess of 12 months are included in long-term investments in the condensed consolidated balance sheets. The accretion of these investments, net of amortization, is recognized as interest income in the condensed consolidated statements of operations. See Note 3 – Investments.

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

Pre-Launch Inventory — The Company periodically evaluates whether costs incurred to manufacture inventory prior to regulatory approval or commercial validation should be capitalized as inventory or expensed as research and development. Such costs are capitalized only when management determines that the inventory is expected to provide probable future economic benefit and is likely to be used in commercial production. If management is aware of any specific material risks or contingencies other than the normal regulatory reporting process, or if the criteria for capitalizing inventory produced prior to regulatory approval are otherwise not met, the Company would not capitalize such inventory costs, and would instead recognize such costs as R&D expense in the period incurred. See Note 5 – Inventories.

Inventories — Inventories are stated at the lower of cost or net realizable value. The Company determines the cost of inventory using the first-in, first-out, or FIFO, method. The Company capitalizes inventory costs associated with the Company’s products based on management’s judgment that future economic benefits are expected to be realized; otherwise, such costs are expensed as incurred as cost of goods sold. The Company uses contract manufacturing organizations ("CMOs") in the U.S. and outside of the U.S. to produce its Furoscix inventory and a CMO outside of the U.S. for certain stages of V-Go inventory.

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

The Company analyzes its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value. The Company performs an assessment of projected sales and evaluates the lower of cost or net realizable value and the potential excess inventory on hand at the end of each reporting period. Excess and obsolete inventory identified, if any, are recorded as an inventory write-off within the condensed consolidated statements of operations and comprehensive loss.

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

Acquisitions — The Company first determines whether a set of assets acquired constitute a business and should be accounted for as a business combination. If the assets acquired do not constitute a business, the Company accounts for the transaction as an asset acquisition. Business combinations are accounted for by means of the acquisition method of accounting. Under the acquisition method, assets acquired, including developed technology and in-process R&D (“IPR&D”), and liabilities assumed are recorded at their respective fair values as of the acquisition date in the Company’s condensed consolidated financial statements. Leases are recorded at the net present value of the remaining lease payments. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. A gain on bargain purchase is recorded if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. Contingent consideration obligations incurred in connection with a business combination (including the assumption of an acquiree’s liability arising from an acquisition it consummated prior to the Company’s acquisition) are recorded at their fair values on the acquisition date and remeasured at their fair values each subsequent reporting period until the related contingencies have been resolved. The resulting changes in fair values are recorded in earnings. Measurement period adjustments related to acquired assets and liabilities may be recorded within one year of the acquisition date and are recognized in earnings in the period in which the adjustments are identified. The accompanying consolidated balance sheet as of March 31, 2026 includes certain assets acquired and liabilities assumed based on management’s preliminary estimates of their respective fair values such as valuation of acquired intangible assets, contingent liabilities and deferred tax assets and liabilities. The Company expects to finalize these fair value measurements as additional information becomes available, including completion of its review of acquired contractual arrangements and other relevant facts and circumstances. See Note 2 – Business Combinations.

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

Milestone Rights Liability — In July 2013, in conjunction with the execution of a (now repaid) loan agreement with Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (collectively, “Deerfield”), the Company entered into a Milestone Rights Purchase Agreement (the “Milestone Rights Agreement”) pursuant to which the Company issued certain milestone rights to Deerfield Private Design Fund II, L.P. and Horizon Santé FLML SÀRL (the “Original Milestone Purchasers”). The foregoing milestone rights provided the Original Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and Afrezza sales milestones, $45.0 million of which remains payable as of March 31, 2026 upon achievement of such milestones (collectively, the “Milestone Rights”). In December 2021, the Milestone Rights were purchased by Barings Global Special Situations Credit Fund 4 (Delaware), L.P. and Barings Global Special Situations Credit 4 (LUX) S.ar.l. (together, the “Milestone Purchasers”). As a result, the Milestone Purchasers have assumed the rights and obligations of the Original Milestone Purchasers and are now entitled to all rights under the Milestone Rights Agreement. The Milestone Rights liability is reported at fair value at the date of the agreement which is periodically offset against payments. See Note 11 – Fair Value of Financial Instruments.

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

Stock-Based Compensation — Share-based payments to employees, including grants of restricted stock units (“RSUs”), performance-based restricted stock units ("Performance RSUs"), performance-based non-qualified stock options awards (“PNQs”), restricted stock units with market conditions (“Market RSUs”), options and the compensatory elements of employee stock purchase plans, are recognized in the condensed consolidated statements of operations based upon the fair value of the awards at the grant date. RSUs are valued based on the market price on the grant date. Market RSUs are valued using a Monte Carlo valuation model and RSUs with performance conditions are evaluated for the probability that the performance conditions will be met and estimates the date at which the performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period. The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options and the compensatory elements of employee stock purchase plans. See Note 14 – Stock-Based Compensation Expense.

Net Income or Loss Per Share of Common Stock — Basic net income or loss per share ("EPS") is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the effect of potential common stock issuances resulting from assumed stock option exercises and vesting of RSUs, unless the effect is anti-dilutive, when applying the treasury stock method, as well as potential dilution under the if-converted method for convertible debt securities. For periods where the Company has presented a net loss, potentially dilutive securities are excluded from the computation of diluted EPS as they would be anti-dilutive.

Recently Issued Accounting Standards

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses, which amends ASC 220-40, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), to require disaggregated disclosure of income statement expenses for public entities. This ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The objective of this ASU is to address requests from investors for more detailed information about the types of expenses included in commonly presented expense captions. This ASU is effective for all public entities for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. While the Company does not anticipate a material impact on its financial position, results of operations, or cash flows, adoption of this ASU will result in additional disclosures related to the disaggregation of income statement expenses.

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

2. Business Combinations

On October 7, 2025 (the "Merger Date"), the Company completed its merger with scPharmaceuticals Inc. ("scPharma") at a price of $5.35 per share in cash plus one non-tradable contingent value right ("CVR") per share, which represents the right to receive up to an aggregate amount of $1.00 per CVR in cash upon the achievement of certain regulatory and net sales milestones on or prior to the applicable milestone outside dates, for total consideration of up to $6.35 per share in cash, representing a total equity value of approximately $303.8 million and representing a total deal value of up to approximately $363.5 million if the CVR milestones are achieved at the maximum payment amount.

Accounting Treatment

The merger with scPharma was accounted for as a business combination using the acquisition method of accounting, which requires the assets acquired and liabilities assumed to be recognized at their respective fair values as of the Merger Date and resulted in the recognition of a developed technology intangible asset of $194.0 million and an IPR&D intangible asset of $129.6 million. The excess of purchase price over the fair value of the net assets acquired in this transaction was recorded as $65.7 million in goodwill. See Note 7 – Goodwill and Other Intangible Assets.

The fair value of the acquired developed technology related to the on-body infusor and the IPR&D were derived using an income approach, specifically a projected discounted cash flow method, adjusted for the probability of regulatory and commercial success. The projected discounted cash flow models used to estimate the Company’s Developed technology and IPR&D reflect significant assumptions regarding the estimates a market participant would make in order to evaluate a commercial drug and a drug development asset, including the following:

•
The extent, character and utility of the intangible assets
•
The cost-savings attributes of the intangible assets
•
The nature of the functional or economic obsolescence of each intangible asset, and,
•
The relative risk and uncertainty associated with an investment in intangible assets

The determination of the fair value of the developed technology and IPR&D intangible assets as such, required management to make significant estimates and assumptions related to future cash flows and the discount rate. The discount rates used in the determination of fair value for developed technology and IPR&D were both 23% and both used a royalty rate of 10%. The developed technology and IPR&D are both level 3 in the fair value hierarchy described above in Note 1 – Description of Business and Significant Accounting Policies.

Contingent Value Right ("CVR")

The contingent consideration for the CVR is included in Contingent consideration - short term and Contingent consideration - long term in the table above and in the consolidated balance sheets and is achieved through the following milestones:

1.
Milestone 1: Receipt of FDA approval of a drug-device combination product comprising high concentration furosemide (the "ReadyFlow Formulation") delivered either in an autoinjector or a self-dose injection delivery system (such milestone, “Milestone 1”) with (a) $0.75 per CVR if Milestone 1 is achieved by September 30, 2026, (b) $0.50 per CVR if Milestone 1 is achieved by December 31, 2026 and (c) $0.25 per CVR if Milestone 1 is achieved by June 30, 2027.
2.
Milestone 2: Achievement in any trailing consecutive 12-month period ending prior to and including December 31, 2026 of at least $110.0 million of worldwide net sales of Furoscix and, if any, the ReadyFlow Formulation (collectively, the “Products”) in such 12-month period (“Milestone 2”) with (a) $0.25 per CVR upon the achievement of $120.0 million of worldwide net sales in such period and (b) between $0.10 and $0.25 per CVR if, as of December 31, 2026, the highest worldwide net sales in any trailing 12-month period were between $110.0 million and $120.0 million, which payment will be calculated on a straight-line basis such that the payment per CVR increases proportionally as worldwide net sales increase from $110.0 million to $120.0 million. Milestone 2 will not be achieved if trailing worldwide net sales are less than $110.0 million during this period. No payment shall be made if the highest worldwide net sales in any trailing twelve-month period are less than $110.0 million.

The CVR was valued using both a Scenario-Based Method for Milestone 1 and a Monte Carlo Simulation Method for Milestone 2 to estimate the probability of success. The probability adjusted cash flow included significant estimates and assumptions pertaining to commercialization events and net sales received by the Company during the term of the CVR Agreement (as discussed above). See Note 11 – Fair Value of Financial Instruments for the key assumptions used in determining fair value.

The contingent consideration liability is remeasured each subsequent reporting period until the related contingencies have been resolved. For the three months ended March 31, 2026, the Company recorded $2.8 million to other expense as a result of the remeasurement of the fair value of the contingent consideration liability obtained from the acquisition of scPharma. The following table summarizes the activities within the account balance as of March 31, 2026 (in thousands):

Beginning balance as of January 1, 2026	$26,246
Fair value changes	2,777
Balance as of March 31, 2026	$29,023

Measurement period adjustments

During the three months ended March 31, 2026, the Company did not record any measurement period adjustments to its acquired assets and liabilities. The Company expects to finalize the purchase price allocation within the one year measurement period, ending October 7, 2026.

3. Investments

Cash Equivalents — Cash equivalents consist of highly liquid investments with original maturities of 90 days or less at the time of purchase that are readily convertible into cash.

Available-for-Sale Investments Portfolio —The Company's investments portfolio consists of highly liquid money market funds, commercial bonds and paper, and U.S. Treasury securities (collectively, the "Investments") for which the Company accounts for as available-for-sale. Unrealized gains and losses are recorded in other comprehensive income.

The contractual maturities of the Investments are summarized below (in thousands):

	March 31, 2026		December 31, 2025
	Available-for-Sale Investments		Available-for-Sale Investments
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Due in one year or less(1)	$109,083	$109,079	$132,732	$132,836
Due after one year through five years	—	—	5,001	5,012
Total	$109,083	$109,079	$137,733	$137,848

(1)
The investments due in one year or less include cash equivalents of $28.1 million as of March 31, 2026 and $36.4 million as of December 31, 2025.

The fair values of the Investments are disclosed below (dollars in thousands):

	March 31, 2026
Available-for-Sale Investments	Investment Level	Amortized Cost (Carrying Value)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Money market funds	Level 1	$15,354	$—	$—	$15,354
Commercial bonds and paper	Level 2	33,178	5	(12)	33,171
U.S. Treasury securities	Level 2	60,551	16	(13)	60,554
Total cash equivalents and investments		109,083	21	(25)	109,079
Less: cash equivalents		(28,052)	—	—	(28,052)
Total Investments		$81,031	$21	$(25)	$81,027

	December 31, 2025
Available-for-Sale Investments	Investment Level	Amortized Cost (Carrying Value)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Money market funds	Level 1	$28,303	$—	$—	$28,303
Commercial bonds and paper	Level 2	21,230	28	—	21,258
U.S. Treasury securities	Level 2	88,200	99	(12)	88,287
Total cash equivalents and investments		137,733	127	(12)	137,848
Less: cash equivalents		(36,372)	—	—	(36,372)
Total Investments		$101,361	$127	$(12)	$101,476

As of March 31, 2026 and December 31, 2025, there was $0.6 million and $0.7 million, respectively, of accrued interest receivable on investments which is included in prepaid expense and other current assets in our condensed consolidated balance sheets.

Available-for-Sale Investment — Thirona — In June 2021 and January 2022, the Company purchased $3.0 million and $5.0 million, respectively, of convertible promissory notes issued by Thirona Bio, Inc. ("Thirona"). Following Thirona’s cessation of operations in September 2025 after recent clinical trial results, the Company determined the investment was other-than-temporarily impaired and recorded a $6.6 million impairment loss, inclusive of the write-off of $1.3 million of previously recognized unrealized gains, representing the fair value at that time. The Company also wrote off approximately $1.1 million of interest receivable, with the impairment recorded in other income (expense) in the consolidated statements of operations for the year ended December 31, 2025.

4. Accounts Receivable

Accounts receivable, net consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Accounts receivable – commercial
Accounts receivable, gross	$28,120	$44,274
Wholesaler distribution fees and prompt pay discounts	(3,208)	(3,332)
Reserve for returns	(9,806)	(10,208)
Allowance for credit losses	—	(61)
Total accounts receivable – commercial, net	15,106	30,673
Accounts receivable – collaborations and services	13,031	7,694
Total accounts receivable, net	$28,137	$38,367

As of March 31, 2026, there was no allowance for credit losses and doubtful accounts for commercial accounts receivable or credit losses for collaborations and services accounts receivable. As of March 31, 2026 and December 31, 2025, the Company's three customers representing the largest individual accounts receivable balances accounted for approximately 54% and 68% of commercial accounts receivable, respectively. As of March 31, 2026 and December 31, 2025, the Company's collaboration partner, UT, comprised 96% and 94%, respectively, of the collaborations and services accounts receivable.

UT comprised of approximately 62% and 75% of consolidated revenues for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026, no single commercial customer accounted for 10% or more of the Company’s consolidated revenues. For the three months ended March 31, 2025, one other commercial customer accounted for approximately 11% of the Company’s consolidated revenues.

5. Inventories

Inventories consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$9,518	$14,757
Work-in-process	32,391	11,087
Finished goods	7,257	9,469
Total inventory	$49,166	$35,313

Work-in-process and finished goods as of March 31, 2026 and December 31, 2025 include conversion costs and exclude the cost of insulin. All insulin inventory on hand was written off in prior years and the projected loss on the purchase commitment contract to purchase future insulin was accrued in prior years. See Note 15 – Commitments and Contingencies under Contingencies — Commitments. Raw materials inventory included $1.7 million and $0.8 million of pre-launch inventory as of March 31, 2026 and December 31, 2025, respectively, which consisted of fumaryl diketopiperazine and autoinjector components.

The Company analyzed its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value. The Company also performed an assessment of projected sales and evaluated the lower of cost or net realizable value and the potential excess inventory on hand as of March 31, 2026 and December 31, 2025. Inventory that did not meet acceptable standards, or was forecasted to become obsolete due to expiration, is reserved for inventory obsolescence in the condensed consolidated balance sheets and recorded as costs of goods sold in the condensed consolidated statements of operations.

6. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Life (Years)	March 31, 2026	December 31, 2025
Land	—	$875	$875
Buildings	39-40	17,389	17,389
Building improvements	5-40	90,915	90,988
Machinery and equipment	3-15	69,550	68,785
Furniture, fixtures and office equipment	5-10	3,166	3,122
Computer equipment and software	3	8,780	8,780
Construction in progress	—	7,670	6,397
		198,345	196,336
Less accumulated depreciation		(115,791)	(113,913)
Total property and equipment, net		$82,554	$82,423

Depreciation expense related to property and equipment was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Depreciation expense	$2,015	$2,058

During each of the three months ended March 31, 2026 and 2025, the Company retired $0.1 million of manufacturing equipment, computer hardware and software, computer equipment, lab equipment, and building improvements, as it was no longer in service. The net book value for the disposed assets in both periods was de minimis.

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

Intangible Assets — Intangible assets consisted of the following (dollars in thousands):

	Estimated	March 31, 2026			December 31, 2025
	Useful Life (Years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Developed technology - on-body infusor	11.25	194,000	(8,292)	185,708	194,000	(3,973)	190,027
ReadyFlow Formulation – IPR&D	—	129,600	—	129,600	129,600	—	129,600
iSPERSE License – IPR&D(1)	—	4,300	—	4,300	4,300	—	4,300
Developed technology - V-Go(1)	7.5	1,200	(476)	724	1,200	(428)	772
Total		$329,100	$(8,768)	$320,332	$329,100	$(4,401)	$324,699

(1)
Included within Other intangible assets on the consolidated balance sheets.

Amortization expense related to the Developed technology - on-body infusor ("on-body infusor") was $4.3 million for the three months ended March 31, 2026. The on-body infusor was acquired from scPharma in October 2025. See Note 2 – Business Combinations. The estimated annual amortization expense for the on-body infusor will be approximately $17.3 million per year for the years ended December 31, 2026 through 2036. Amortization expense related to the Developed technology - V-Go was de minimis for the three months ended March 31, 2026 and 2025. The estimated annual amortization expense for the Developed technology - V-Go will be approximately $0.2 million per year for the years ended December 31, 2026 through 2029.

The ReadyFlow Formulation is an indefinite-lived intangible asset, and as such is not amortized but rather is tested for impairment annually, or when facts or circumstances indicate the carrying value of the asset may not be recoverable. Once available for use, the intangible asset will be accounted for as a finite-lived intangible asset. If the R&D efforts are abandoned, the IPR&D asset balance will be written off to R&D expense. The ReadyFlow Formulation was acquired from scPharma in October 2025 and was determined to be a Level 3 asset. See Note 11 – Fair Value of Financial Instruments for a description of the fair value hierarchy.

The iSPERSE License – IPR&D is an indefinite-lived intangible asset, and as such is not amortized but rather is tested for impairment annually, or when facts or circumstances indicate the carrying value of the asset may not be recoverable. Upon completion of the underlying R&D efforts, the intangible asset will be accounted for as a finite-lived intangible asset. If the R&D efforts are abandoned, the IPR&D asset balance will be written off to R&D expense. The iSPERSE License IPR&D was acquired from Pulmatrix in July 2024.

The Company evaluates its other intangible assets for potential impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. See Note 1 – Description of Business and Significant Accounting Policies.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	March 31, 2026	December 31, 2025
Salary and related expenses	$29,025	$27,645
Discounts and allowances for commercial product sales	12,766	18,202
Commercial accruals	4,288	3,502
Accrued contract research organization	2,510	4,863
Accrued contract manufacturing organization	1,253	747
Accrued royalty	396	591
Accrued interest	1,824	2,152
Operating lease liability - current	1,957	2,110
Current portion of milestone rights liability(1)	520	520
Professional fees	1,041	1,015
Returns reserve for acquired product(2)	240	291
Other	2,778	2,990
Accrued expenses and other current liabilities	$58,598	$64,628

(1)
See Note 15 – Commitments and Contingencies under Contingencies — Milestone Rights.
(2)
See Note 15 – Commitments and Contingencies under Loss Contingencies — Returns Reserve for Acquired Product.

9. Borrowings

The Company’s borrowings as of March 31, 2026 are as follows (in thousands):

Amounts
Blackstone term loan, due 2030	325,000
Total principal payments	325,000
Debt issuance costs	(6,278)
Total debt	$318,722

Blackstone Credit Facility

On August 6, 2025 (the “Closing Date”), the Company entered into a senior secured term loan agreement, which was subsequently amended on August 24, 2025 (as amended, the “Credit Agreement”), with Blackstone Alternative Credit Advisors LP, as Blackstone Representative and Lead Arranger (in such capacity, “Blackstone”), the lenders party thereto from time to time, the subsidiary guarantors party thereto from time to time, and Wilmington Trust, National Association, as administrative agent and collateral agent for the lenders (in such capacity, the “Agent”).

Pursuant to the credit facility provided for by the Credit Agreement (the “Blackstone Credit Facility”), the lenders (i) funded a $75 million initial term loan on the Closing Date; (ii) provided $250.0 million in delayed draw term loans on October 7, 2025 in connection with the transactions contemplated by the merger agreement with scPharma, with an additional $50.0 million in delayed draw term loan commitments remaining available under the Credit Agreement subject to certain customary draw down conditions, and (iii) made available up to $300.0 million in the form of uncommitted delayed draw term loans, which the Company may borrow in the future subject to mutual agreement with Blackstone and the lenders under the Credit Agreement. After deducting debt issuance costs payable by the Company, the net proceeds from the Blackstone Credit Facility were approximately $317.7 million. Amortization of debt issuance costs related to the Blackstone Credit Facility for the three months ended March 31, 2026 were approximately $0.4 million. As of March 31, 2026, the unamortized debt issuance costs were $6.3 million.

The Blackstone Credit Facility will mature on August 6, 2030 (the “Maturity Date”). The Company elected to borrow the existing term loans as SOFR Loans, which bear interest at a rate per annum equal to one, three or six month term SOFR (at the Company’s election), subject to a 2.00% floor (the “Adjusted Term SOFR”), plus a margin of 4.75%. Upon the occurrence and continuation of an event of default under the Credit Agreement, interest on the term loans accrues at the applicable rate plus 2.00% per annum. Interest is paid quarterly or, if the Company elects 1-month SOFR, monthly. The interest rate margin for a SOFR loan increases to 5.00% at any time the Company’s ratio of indebtedness to adjusted EBITDA (measured on a trailing four quarter basis) is greater than or equal to 5.00:1.00 as of the most recent fiscal quarter for which the Company has delivered financial statements. As of March 31, 2026, the effective interest rate is 9.09% per annum. Term loans under the Credit Agreement are funded net of an upfront fee payable by the Company. The Company shall pay the delayed draw term loan lenders a ticking fee at a rate per annum equal to 1.00% of the daily unused portion of the delayed draw term loan commitments beginning on the one year anniversary of the agreement through the end of the delayed draw commitment period, payable quarterly in arrears.

All term loans under the Blackstone Credit Facility, as well as any accrued and unpaid interest and fees, are repayable on the Maturity Date. The Company has the option to prepay the loans under the Blackstone Credit Facility in whole or in part, subject to early prepayment fees in an amount equal to (a) the greater of (i) the present value of the sum of (x) 3.00% of the principal amount to be prepaid as if that amount would otherwise be prepaid on the first anniversary of the Closing Date, and (y) the amount of all interest which would otherwise have accrued under the Credit Agreement for the period from the date of such prepayment to the first anniversary of the Closing Date, assuming an interest rate for such period equal to the sum of the applicable margin for SOFR Loans plus Adjusted Term SOFR as of the date of determination, computed using a discount rate equal to the treasury rate as of such date plus 50 basis points (the “Make Whole Premium”) and (ii) 3.00% of the principal amount to be prepaid if prepayment occurs on or prior to the first anniversary of the Closing Date, (b) 3.00% of principal prepaid if prepayment occurs after the first anniversary of the Closing Date but on or prior to the second anniversary of the Closing Date, (c) 1.00% of principal prepaid if prepayment occurs after the second anniversary of the Closing Date and prior to or on the third anniversary of the Closing Date and (d) 0.00% after the third anniversary of the Closing Date. In addition, subject to the terms and conditions of the Credit Agreement, the Company is required to make a mandatory prepayment of the term loans upon occurrence of certain events such as upon certain assets sales, events of loss, incurrence of debt not permitted to be incurred under the Credit Agreement, or a change of control.

The Company’s obligations under the Blackstone Credit Facility are guaranteed by each of the Company’s subsidiaries and any future subsidiaries, subject to limited exceptions set forth in the Credit Agreement, and are secured by a first-priority perfected security interest (subject to permitted liens), on substantially all of the assets of the Company and the subsidiary guarantors, including intellectual property.

The Credit Agreement includes representations and warranties, affirmative covenants (including reporting obligations), negative covenants and events of default that are usual and customary for facilities of this type, in each case, subject to certain permitted exceptions as set forth therein. The Credit Agreement also contains a financial covenant for the benefit of the lenders, which requires the Company to have liquidity of at least $40.0 million as of the last business day of each fiscal quarter ending after the Closing Date, with liquidity defined as our unrestricted cash and cash equivalents which are subject to a control agreement, in favor of the Agent, for the benefit of the lenders.

As of March 31, 2026, there were no events of default and the Company was in compliance with all covenants under the Credit Agreement.

Senior convertible notes

In March 2021, the Company issued $230.0 million aggregate principal amount of senior convertible notes (the “senior convertible notes”) in a private offering. The Company’s net proceeds from the March 2021 offering were approximately $222.7 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by the Company. The senior convertible notes were issued pursuant to an indenture, dated March 4, 2021 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee. The senior convertible notes were general unsecured obligations of the Company and matured on March 1, 2026. The senior convertible notes bore cash interest from March 4, 2021 at an annual rate of 2.50% payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021.

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

On March 4, 2026, the Company settled the remaining $36.3 million aggregate principal amount of the senior convertible notes, all of which were tendered for conversion prior to the maturity date of March 1, 2026. The settlement was made on March 4, 2026 with $35.5 million in cash and 569,023 shares of the Company’s common stock. The issuance of shares in connection with the repayment resulted in a loss on settlement of debt of approximately $0.9 million which was recorded in the condensed consolidated statements of operations for the three months ended March 31, 2026.

10. Collaborations, Licensing and Other Arrangements

Revenue from collaborations and services were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
UT CSA(1)	$22,015	$28,818
UT License Agreement	1,000	—
Amphastar co-promotion agreement	500	500
Cipla License and Distribution Agreement	—	36
Other	—	22
Total revenue from collaborations and services	$23,515	$29,376

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

Total revenue from UT was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue from UT
Royalties(1)	$32,749	$30,005
UT CSA	22,015	28,818
UT License Agreement	1,000	—
Total revenue from UT	$55,764	$58,823

(1)
Amounts consist of royalties associated with the UT License Agreement. The contract asset related to the royalties receivable of $29.5 million and $27.0 million as of March 31, 2026 and 2025, respectively, was included in prepaid expense and other current assets in the condensed consolidated balance sheets and collected in the following quarter.

Pursuant to the UT License Agreement, the Company receives a 10% royalty on net sales of Tyvaso DPI. In December 2023, the Company sold a 1% royalty on future net sales of Tyvaso DPI to a royalty purchaser, with the Company retaining a 9% royalty. In

August 2021, the Company and UT entered into the CSA pursuant to which the Company is responsible for manufacturing and supplying to UT, and UT is responsible for purchasing from the Company in accordance with the contractual terms. In addition, UT is responsible for supplying treprostinil at its expense in quantities necessary to enable the Company to manufacture Tyvaso DPI as required by the CSA.

The remaining performance obligation under the CSA, including the material right related to the tiered pricing within the contract, as amended and discussed below, is for manufacturing services to deliver product throughout the contract term. The revenue recognized under the CSA for manufacturing services is comprised of the sale of product to UT, recognition of previously deferred revenue, and reimbursements from other agreements for individual performance obligations. The portion of revenue related to each deliverable included in UT CSA revenue (in thousands) is as follows:

	Three Months Ended March 31,
	2026	2025
UT CSA Revenue
Sale of product	$17,930	25,114
Recognition of previously deferred revenue	1,713	3,412
Other agreements	2,372	292
Total UT CSA revenue	$22,015	$28,818

There have been various amendments to the CSA since inception. Under the Seventh Amendment, the term of the CSA continues until December 31, 2031 (unless earlier terminated) and is thereafter renewed automatically for additional, successive two-year terms unless (i) UT provides notice to the Company at least 24 months in advance of such renewal that UT does not wish to renew the CSA or (ii) the Company provides notice to UT at least 48 months in advance of such renewal that the Company does not wish to renew the CSA. The Company and UT each have normal and customary termination rights, including termination for material breach that is not cured within a specific timeframe or in the event of liquidation, bankruptcy or insolvency of the other party.

Under the Seventh Amendment, UT will provide notice of their purchase quantity on or prior to October 15th of each year. Additionally, the Seventh Amendment defines a tiered pricing structure based on annual purchase volume. Under the practical alternative for measuring material rights, revenue is recognized on a per unit basis based on the allocation of expected consideration to the manufacturing services performance obligation over the remaining contract term. The Company recognizes changes in estimated consideration resulting from changes in future estimated purchase quantities prospectively, such that the amount of revenue to be recognized per unit for future deliveries is adjusted, without recording a cumulative catch-up to amounts recognized in prior periods. Revenue is then recognized at the point in time in which control of the product is transferred to UT.

During 2024, the Company entered into additional agreements for individual performance obligations which are accounted for separately as they are distinct from Manufacturing Services and offered at a standalone selling price, for which we recognized revenue of $2.4 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively. Revenue for these arrangements is recognized at the point in time that the related service is delivered.

Under the terms of the UT License Agreement, UT has an option to develop additional dry powder inhalation therapies. In August 2025, UT exercised its option, which was memorialized in an amendment to the UT License Agreement (the "First Amendment"), and is treated as a separate contract for revenue recognition purposes under ASC 606. Under the First Amendment, the Company will formulate a dry powder formulation of ralinepag, an investigational molecule, using its proprietary Technosphere platform, and United Therapeutics will conduct preclinical and clinical development. This development program has been designated MNKD-1501. Per the First Amendment, the Company received an upfront payment of $5.0 million in 2025 and is eligible to receive up to $35.0 million in development milestones. The $35.0 million in development milestones is considered constrained due to the inherent uncertainty in the timing and likelihood of achieving the associated milestones. The Company is also eligible to receive 10% royalties on net sales of any resulting product. As of March 31, 2026, $2.0 million of the initial upfront payment has been recognized as revenue, based on the input measure of progress, and the remaining $3.0 million is included within deferred revenue - short term on the Company's consolidated balance sheets.

As of March 31, 2026, deferred revenue from UT consisted of $50.4 million, of which $11.5 million was classified as current and $38.9 million was classified as long-term on the condensed consolidated balance sheet. As of December 31, 2025, deferred revenue consisted of $55.3 million, of which $15.3 million was classified as current and $40.0 million was classified as long-term on the condensed consolidated balance sheet.

Cipla License and Distribution Agreement — In May 2018, the Company and Cipla Ltd. (“Cipla”) entered into an exclusive agreement for the marketing and distribution of Afrezza in India and the Company received a $2.2 million nonrefundable license fee which was fully recognized as revenue from collaborations and services as of December 31, 2025. Under the terms of the agreement,

Cipla is responsible for obtaining regulatory approvals to distribute Afrezza in India and for all marketing and sales activities of Afrezza in India. The Company is responsible for supplying Afrezza to Cipla, and began recording commercial product sales from this agreement in the fourth quarter of 2025. The Company is entitled to minimum purchase commitment revenue and royalties on Afrezza sales in India once cumulative gross sales have reached a specified threshold. In December 2024, the Central Drugs Standard Control Organisation ("CDSCO") in India approved Afrezza for adults and, accordingly, the Company was entitled to the regulatory milestone payment from Cipla totaling $1.1 million, which was recognized as revenue from collaborations and services in the year ended December 31, 2024.

The Company recorded $0.1 million of revenue from commercial product sales to Cipla in India for the three months ended March 31, 2026. There were no commercial product sales to India for the three months ended March 31, 2025.

Amphastar — In November 2024, the Company entered into a co-promotion agreement which provides the terms and conditions upon which the Company's sales force shall promote Baqsimi (glucagon) nasal powder to designated health care professionals in territories where the Company currently promotes Afrezza. Per the terms of the co-promotion agreement, as amended in December 2025, Amphastar is obligated to pay fixed quarterly payments to the Company through December 31, 2026. The Company identified a single performance obligation satisfied over time. Revenue is recognized based on the measurement of progress. The Company recognized $0.5 million in collaborations and services revenue from this agreement on its condensed consolidated statements of operations for both of the three months ended March 31, 2026 and 2025.

11. Fair Value of Financial Instruments

The availability of observable inputs can vary among the various types of financial assets and liabilities. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the overall fair value measurement. The Company uses the exit price method for estimating the fair value of loans for disclosure purposes. Inputs used in the valuation techniques to derive fair values are classified based on a three-level hierarchy are described in Note 1 – Description of Business and Significant Accounting Policies.

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

Financial Liabilities — The following tables set forth the fair value of the Company’s financial instruments (Level 3 in the fair value hierarchy) (in millions):

	March 31, 2026
		Fair Value
	Carrying Value	Significant Unobservable Inputs (Level 3)
Financial liabilities:
Milestone rights(1)	$2.5	$22.0
Financing liability(2)	103.2	107.9
Liability for sale of future royalties(3)	150.6	96.0
Contingent consideration liability(4)	29.0	29.0

(1)
Fair value was determined by applying a Monte Carlo simulation method for the calculation of the potential payment and the Geometric Brownian Motion forecasting model to estimate the underlying revenue. Market based inputs and other Level 3 inputs were used to forecast future revenue. The key inputs used included a risk-free rate of 4.09%, dividend yield of 0%, volatility of 43.0%, period of 7 years and credit risk of 12.0%.
(2)
Fair value was determined by applying a discounted cash flow analysis with a hypothetical yield of 9.0%. A change in yield of + or – 2% would result in a fair value of $95.8 million and $122.6 million, respectively.
(3)
Fair value was determined by applying a discounted cash flow analysis with a hypothetical yield of 10.0%. A change in yield of + or – 2% would result in a fair value of $87.9 million and $105.4 million, respectively.
(4)
Fair value was determined to be $24.0 million for Milestone 1 using a probability weighted expected return methodology based on the Company's estimate of probability of achievement of regulatory approval which was 85% across various timepoints and a discount rate of 11.4%. A change in estimate of probability and discount rate for Milestone 1 of + or – 2% would result in a fair value of $24.9 million and $23.1 million, respectively. Fair value was determined to be $5.0 million for Milestone 2 using a Monte Carlo simulation method based on a 51.9% volatility and 11.4% discount rate. Market based inputs and other Level 3 inputs were used to forecast future revenue. A change in discount rate on Milestone 2 of + or – 2% would result in a fair value of $5.0 million and $5.1 million, respectively.

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

Contingent Consideration Liability — The acquisition of scPharma in October 2025 resulted in a contingent consideration liability. See Note 2 – Business Combinations.

12. Common and Preferred Stock

The Company is authorized to issue 800,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series as designated by the Company’s board of directors. No other class of capital stock is authorized. As of March 31, 2026 and December 31, 2025, 308,907,331 and 307,832,587 shares of common stock, respectively, were issued and outstanding and no shares of preferred stock were outstanding.

In February 2018, the Company entered into a controlled equity offering sales agreement with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), as sales agent, which was amended and restated in February 2025 (as amended, the “CF Sales Agreement”). Pursuant to the CF Sales Agreement, the Company may offer and sell, from time to time, through Cantor Fitzgerald, shares of the Company’s common stock. Cantor Fitzgerald may sell shares by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. On February 26, 2025, the Company filed a sales agreement prospectus under a registration statement on Form S-3, which became effective upon filing, covering the sale of up to $200.0 million of our common stock through Cantor Fitzgerald under the CF Sales Agreement. There have been no sales under the CF Sales Agreement since 2023.

During the three months ended March 31, 2026, the Company received $0.3 million from the market price stock purchase plan ("MPSPP") for 102,580 shares of common stock. There were no shares of common stock issued under the MPSPP for the three months ended March 31, 2025.

For shares of common stock issued pursuant to the Company's 2004 employee stock purchase plan ("ESPP"), see Note 14 – Stock-Based Compensation Expense.

13. Earnings per Common Share

The following tables summarize the components of the basic and diluted EPS computations (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
EPS – basic:
Net (loss) income (numerator)	$(16,619)	$13,158
Weighted average common shares (denominator)	308,267	303,481
Net (loss) income per share	$(0.05)	$0.04
EPS – diluted:
Net (loss) income (numerator)	$(16,619)	$13,158
Effect of interest and amortization expense on convertible notes	—	284
Adjusted net (loss) income (numerator)	$(16,619)	$13,442
Weighted average common shares	308,267	303,481
Effect of dilutive securities – common shares issuable	—	17,416
Adjusted weighted average common shares (denominator)	308,267	320,897
Net (loss) income per share	$(0.05)	$0.04

For the three months ended March 31, 2026, diluted net loss per share was the same as basic net loss per share because the inclusion of potential common shares would have been antidilutive. Potentially dilutive securities outstanding for the three months ended March 31, 2026 were 3.0 million shares of common stock underlying RSUs and Market RSUs and 3.5 million shares underlying options and PNQs.

For the three months ended March 31, 2025, diluted net income per share excluded the weighted average effect of 4.9 million shares of common stock underlying RSUs and Market RSUs and 0.3 million shares underlying options and PNQs as they were antidilutive.

14. Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the condensed consolidated statements of operations is included in the following categories (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of goods sold	244	117
Cost of revenue – collaborations and services	851	895
Research and development	516	699
Selling, general and administrative	4,844	3,674
Total	$6,455	$5,385

Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
RSUs and options	6,162	5,212
Employee stock purchase plan	293	173
Total	$6,455	$5,385

The following table summarizes information pertaining to RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 1, 2026	16,485,829	$5.82
Granted	2,307,140	5.08
Vested	(246,822)	4.40
Forfeited	(471,991)	5.33
Outstanding as of March 31, 2026	18,074,156	5.75

As of March 31, 2026, there was $58.4 million of unrecognized stock-based compensation expense related to RSUs, Market RSUs and Performance RSUs, which is expected to be recognized over a weighted average period of approximately 2.0 years.

The following table summarizes information pertaining to options:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding as of January 1, 2026	5,365,220	$1.66	2.36	$21,522
Granted	7,778,380	2.44
Exercised	(242,270)	1.78
Forfeited	—	—
Expired	—	—
Outstanding as of March 31, 2026	12,901,330	$2.13	6.79	$4,463
Exercisable as of March 31, 2026	5,122,950	$1.65	2.14	$4,385

The following table summarizes the key assumptions used by the Company to value the stock option awards granted during the three months ended March 31, 2026. The Company did not grant options during the three months ended three months ended March 31, 2025.

Three Months Ended March 31,
Fair value of common stock	2.44
Expected term (years)	6.50
Volatility	58.51%
Interest rate	3.88%

As of March 31, 2026, there was $11.3 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted average period of approximately 3.9 years.

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

There were approximately 1.9 million shares of common stock available for issuance under the ESPP as of March 31, 2026.

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

Contingencies — Milestone Rights — In July 2013, the Company entered into the Milestone Rights Agreement with the Original Milestone Purchasers, pursuant to which the Company granted the Milestone Rights to receive payments up to $90.0 million upon the occurrence of specified strategic and sales milestones, of which $45.0 million remains payable to the Milestone Purchasers as of March 31, 2026.

The Milestone Rights Agreement includes customary representations and warranties and covenants by the Company, including restrictions on transfers of intellectual property related to Afrezza. The Milestone Rights are subject to acceleration in the event the Company transfers its intellectual property related to Afrezza in violation of the terms of such agreement.

As of March 31, 2026, the remaining Milestone Rights liability balance was $2.5 million and consisted of $0.5 million of current liability, which was presented as accrued expenses and other current liabilities, and $2.0 million of long-term liability, which was presented as milestone liabilities in the condensed consolidated balance sheets. The value of the Milestone Rights liability was based on initial fair value estimates calculated using the income approach and is reduced by milestone achievement payments made.

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

Given the Company’s continuing involvement with the generation of Tyvaso DPI revenue under the UT License Agreement and CSA, which includes the Company’s supply and manufacture of Tyvaso DPI, and the Company’s retention and associated defense and maintenance obligations of the intellectual property required in the manufacture of Tyvaso DPI, the Upfront Proceeds were recorded as a liability for sale of future royalties (the “Royalty Liability”) on the condensed consolidated balance sheets, and any proceeds from future milestones will be added to the Royalty Liability balance upon receipt. Although the Company is not obligated to repay any portion of the Purchase Price to Sagard, the Royalty Liability under the PSA is secured by a security interest granted to Sagard in the underlying 1% royalty rights and any proceeds therefrom. As a result of the PSA, transaction costs totaling $4.4 million (including the Reimbursements) are reported net of the Royalty Liability balance and amortized to interest expense in the condensed consolidated statements of operations over the life of the PSA using the effective interest method. Unamortized transaction costs were approximately $3.9 million as of both March 31, 2026 and December 31, 2025.

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

The following table shows the activity within the Royalty Liability account as well as the effective interest rate (dollars in thousands):

Amount
Balance, January 1, 2026	$151,283
Amortization of deferred transaction costs	57
Non-cash interest expense on liability for sale of future royalties	2,506
Royalty revenue earned by or payable to Sagard	(3,275)
Balance, March 31, 2026	$150,571

Sale-Leaseback Transaction— In November 2021, the Company sold certain land, building and improvements located in Danbury, CT (the "Property") to an affiliate of Creative Manufacturing Properties (the "Purchaser") for a sales price of $102.3 million, subject to the terms and conditions contained in a purchase and sale agreement.

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

As of March 31, 2026, the related financing liability was $103.2 million, which was recognized in the condensed consolidated balance sheet and of which $92.8 million was long-term and $10.4 million was current. As of December 31, 2025, the related financing liability was $103.4 million, of which $93.1 million was long-term and $10.3 million was current.

Financing liability information was as follows (dollars in thousands):

	March 31, 2026	December 31, 2025
Weighted average remaining lease term (in years)	15.6	15.8
Weighted average discount rate	9.0%	9.0%

	Three Months Ended March 31,
	2026	2025
Interest expense	$2,342	$2,359
Amortization of debt issuance costs	51	51
Interest expense on financing liability	$2,393	$2,410

The Company's remaining financing liability payments were as follows (in thousands):

March 31, 2026
2026	7,911
2027	10,849
2028	11,174
2029	11,510
2030	11,855
Thereafter	153,913
Total	207,212
Interest payments	(101,813)
Debt issuance costs	(2,208)
Total financing liability	$103,191

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

In December 2023, the Company and Amphastar amended the Insulin Supply Agreement to extend the term, restructure the annual purchase commitments and include a capacity fee for certain future periods. The Company's remaining purchase commitments and estimated capacity fee liability as of March 31, 2026 were as follows (€ in millions):

	March 31, 2026
	Remaining Purchase Commitments (€ in millions)	Estimated Capacity Fees(1) (€ in millions)
2026 (Remaining)(1)	—	2.3
2027	3.2	2.3
2028	5.6	1.3
2029	5.8	1.0
2030	5.8	1.0
2031	5.8	1.0
2032	7.3	0.6
2033	7.8	0.5
2034	7.8	0.5
2035	5.1	0.4
2036	1.0	0.1
Total	55.2	11.0

(1)
During the three months ended March 31, 2026, the Company incurred a capacity fee of €0.8 million, or $0.9 million, which was recognized as cost of goods sold for commercial sales in our condensed consolidated statement of operations.

Pursuant to the amendment, the term of the Insulin Supply Agreement expires on the later of December 31, 2034 and the completion of the total remaining purchase commitment quantities, unless terminated earlier, and can be renewed for additional, successive two-year terms upon 12 months’ written notice given prior to the end of the initial term or any additional two-year term. The Company and Amphastar each have normal and customary termination rights, including termination for a material breach that is not cured within a specific time frame or in the event of liquidation, bankruptcy or insolvency of the other party. In addition, the Company may terminate the Insulin Supply Agreement upon two years’ prior written notice to Amphastar without cause or upon 30 days’ prior written notice to Amphastar if a controlling regulatory authority withdraws approval for Afrezza, provided, however, in the event of a termination pursuant to either of the latter two scenarios, the provisions of the Insulin Supply Agreement require the Company to pay the full amount of all unpaid purchase commitments due over the initial term within 60 calendar days of the effective date of such termination.

The Company periodically reviews the terms of the long-term Insulin Supply Agreement and assesses the need for any accrual for estimated losses, such as lower-of-cost or net-realizable-value that will not be recovered by future product sales. The recognized loss on purchase commitments of $64.6 million and $66.0 million is included in our condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively, and is reduced as inventory items are received or such liability is extinguished.

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

In October 2025, the Company assumed a 9,342 square foot facility in Burlington, Massachusetts in connection with the acquisition of scPharma which was previously entered into as a sublease in August 2023 and extends through August 2029. The monthly lease payments are $28,805 and are subject to fixed annual increases of $779.

Lease information was as follows (dollars in thousands):

	March 31, 2026	December 31, 2025
Operating lease right-of-use assets(1)	$11,291	$11,822

Operating lease liability-current(2)	$1,957	$2,110
Operating lease liability-long-term	10,281	10,689
Total	$12,238	$12,799

Weighted average remaining lease term (in years)	6.2	6.4
Weighted average discount rate	7.7%	7.6%

(1)
Operating right-of-use assets related to offices and the manufacturing facility for V-Go are included in other assets in the condensed consolidated balance sheets.
(2)
Operating lease liability – current is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

	Three Months Ended March 31,
	2026	2025
Operating lease costs	792	728
Variable lease costs	147	244
Cash paid	939	972

The Company's future minimum office lease payments were as follows (in thousands):

March 31, 2026
2026	2,086
2027	2,834
2028	2,455
2029	1,735
2030	1,528
Thereafter	4,708
Total	15,346
Less: imputed interest	(3,108)
Total operating lease liability	$12,238

16. Income Taxes

During the three months ended March 31, 2026 and 2025, the Company recorded income tax expense of $0.3 million and $0.5 million, respectively, related to state taxes, which was calculated using the discrete year-to-date method. The effective tax rate differs from the federal statutory tax rate of 21% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and concluded, in accordance with the applicable accounting standards, that net deferred tax assets should be fully reserved.

The Company has assessed its position with regards to uncertainty in tax positions and has not recognized a liability for unrecognized tax benefits. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the three months ended March 31, 2026, the Company recognized a de minimis amount of interest and penalties. The Company’s tax years since 2022 remain subject to examination by tax authorities.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this report that are not strictly historical in nature are “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A Risk Factors and elsewhere in this Quarterly Report on Form 10-Q. The preceding interim condensed consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and related notes for the year ended December 31, 2025 and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

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
•
Furoscix is a novel formulation of furosemide that delivers an 80 mg dose via an on-body infusor over a five-hour period. Furoscix is approved by the U.S. Food and Drug Administration (or FDA) for the treatment of edema in pediatric patients who weigh at least 43 kg and adult patients with chronic heart failure or chronic kidney disease. Furoscix is the first FDA-approved subcutaneous loop diuretic that delivers intravenous-equivalent diuresis at home as opposed to a hospital setting. Furoscix was developed by scPharma, which we acquired in October 2025. See Note 2 – Business Combinations in the Consolidated Financial Statements included in Part II, Item 8 – Financial Statements and Supplementary Data.
•
V-Go is a mechanical basal-bolus insulin delivery system that is worn like a patch and can eliminate the need for taking multiple daily injections. V-Go administers a continuous preset basal rate of insulin over 24 hours and provides discreet on-demand bolus dosing at mealtimes. V-Go received 510(k) clearance by the FDA in 2010 and has been available commercially since 2012. In May 2022, we acquired V-Go from Zealand Pharma US, Inc. and Zealand Pharma A/S.

We anticipate two potential milestones for our cardiometabolic business in 2026 based on regulatory submissions that we made in 2025. The FDA is currently reviewing a supplemental biologics license application (or sBLA) pursuant to which we are seeking approval for Afrezza in children and adolescents living with type 1 or type 2 diabetes. The sBLA has been assigned a PDUFA target action date of May 29, 2026. The FDA is also reviewing a supplemental new drug application (or sNDA) pursuant to which we are seeking approval for Furoscix ReadyFlow Autoinjector, a high-concentration formulation of furosemide that is delivered subcutaneously in under ten seconds. The sNDA has been assigned a PDUFA target action date of July 26, 2026.

In the United States, we are solely responsible for the commercialization of Afrezza, Furoscix and V-Go. Outside of the U.S., our strategy has been to establish regional partnerships in foreign jurisdictions where there are commercial opportunities, subject to the receipt of necessary foreign regulatory approvals. In December 2025, we supplied our partner in India, Cipla, with an initial shipment of Afrezza to support their launch of Afrezza in India. We expect to supply Cipla with additional product in accordance with the annual purchase commitments in our supply agreement.

The proprietary formulation and inhaler technologies used in Afrezza have also been deployed in our efforts to develop products to treat orphan lung diseases. Our first product to address an orphan lung disease, Tyvaso DPI (treprostinil) inhalation powder, received FDA approval in May 2022 for the treatment of pulmonary arterial hypertension (or PAH) and pulmonary hypertension associated with interstitial lung disease (or PH-ILD). Our development and marketing partner, United Therapeutics, began commercializing Tyvaso DPI in June 2022 and is obligated to pay us a royalty on net sales of the product. We also receive revenue for the supply of Tyvaso DPI that we manufacture for UT. In August 2025, we announced the expansion of our collaboration, pursuant to which we will formulate ralinepag (MNKD-1501) as a dry powder using our proprietary technologies. United Therapeutics will conduct preclinical and clinical development activities of MNKD-1501. Per the agreement, we received an upfront payment and are eligible to receive milestone payments upon achievement of specified development milestones as well as royalties on net sales of MNKD-1501, if approved.

The other major program in our pipeline that will potentially address an orphan lung disease is MNKD-201, a dry-powder formulation of nintedanib for the treatment of idiopathic pulmonary fibrosis (or IPF). An oral dosage form of nintedanib has been available for more than a decade. However, a fairly large oral dose is required in order to achieve sufficient drug levels in lung tissue. High systemic levels of nintedanib are often associated with undesirable side effects. Our goal with an inhaled formulation is to deliver a therapeutic amount of nintedanib to the lungs while avoiding high levels of the drug in other tissues. In 2024, we conducted a Phase 1 clinical study of MNKD-201, which met its primary objective of demonstrating positive safety results and good tolerability in healthy volunteers. We are currently conducting a Phase 1b study of MNKD-201 in the United States, with top line data expected in the third quarter of 2026, as well as a global Phase 2 study to assess the potential safety and efficacy of this investigational product in patients with IPF, in which we expect the first patient to be enrolled in the second quarter of 2026.

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

RESULTS OF OPERATIONS

Trends and Uncertainties

Our collaboration agreement with UT entitles us to receive a 10% royalty on net sales of Tyvaso DPI, subject to our sale of a 1% royalty on future net sales to a royalty purchaser (leaving us with a 9% royalty). Our royalty revenue reflects trends in demand for Tyvaso DPI in the marketplace. See Note 15 – Commitments and Contingencies in the condensed consolidated financial statements.

Our future success is dependent on our, and our current and future collaboration partners’, ability to effectively commercialize approved products. Our future success is also dependent on our pipeline of new products and expansion opportunities for existing products, such as new formulations or expanded indications. There is a high rate of failure inherent in the R&D process for new drugs. As a result, there is a high risk that the funds we invest in research programs will not generate sufficient financial returns. Products may appear promising in development but fail to reach market within the expected or optimal timeframe, or at all.

Three months ended March 31, 2026 and 2025

Revenues

The following table provides a comparison of the revenue categories for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Revenues
Commercial product sales:
Gross revenue from product sales	$47,928	$29,576	$18,352	62%
Less: Wholesaler distribution fees, rebates and chargebacks, product returns and other discounts	14,021	10,603	3,418	32%
Net revenue from commercial product sales	$33,907	$18,973	14,934	79%
Gross-to-net revenue adjustment percentage	29%	36%
Collaborations and services	23,515	29,376	(5,861)	(20%)
Royalties	32,749	30,005	2,744	9%
Total revenues	$90,171	$78,354	11,817	15%

Afrezza — Gross revenue from sales of Afrezza decreased by $1.1 million, or 5%, for the three months ended March 31, 2026 compared to the same period in the prior year. The decrease was driven primarily by lower demand. The gross-to-net adjustment was 31% of gross revenue, or $6.8 million, for the three months ended March 31, 2026 compared to 36% of gross revenue, or $8.3 million, for the same period in the prior year. The decreased gross-to-net percentage was primarily attributable to a decrease in government and commercial rebates in accordance with contractual arrangements. As a result, net revenue from sales of Afrezza increased by $0.4 million, or 3%, for the three months ended March 31, 2026 compared to the same period in the prior year.

Furoscix — Gross revenue from sales of Furoscix was $20.9 million for the three months ended March 31, 2026. The gross-to-net adjustment was 26% of gross revenue, or $5.4 million, resulting in net revenue of $15.5 million for the three months ended March 31, 2026. There was no Furoscix revenue in the prior-year period as we did not own or commercialize Furoscix until our acquisition of scPharma in October 2025.

V-Go — Gross revenue from sales of V-Go decreased by $1.5 million, or 23%, for the three months ended March 31, 2026 compared to the same period in the prior year and was primarily a result of lower demand. The gross-to-net adjustment was 36% of gross revenue, or $1.8 million, for the three months ended March 31, 2026 compared to 36% of gross revenue, or $2.3 million, for the same period in the prior year. As a result, net revenue from sales of V-Go decreased by $0.9 million, or 23%, for the three months ended March 31, 2026 compared to the same period in the prior year.

Collaborations and Services and Royalties — Net revenue from collaborations and services decreased by $5.9 million, or 20%, for the three months ended March 31, 2026 compared to the same period in the prior year. The decrease in revenue in the current quarter was primarily attributable to decreased product sold to UT due to timing of manufacturing activities and recognition of the related deferred revenue. Royalty revenue from UT increased by $2.7 million, or 9%, for the three months ended March 31, 2026 due to UT's increase in net revenue from sales of Tyvaso DPI.

Commercial product gross profit

The following table provides a comparison of the commercial product gross profit categories for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Commercial product gross profit:
Commercial product sales	$33,907	$18,973	$14,934	79%
Less: Cost of goods sold	7,509	3,768	3,741	99%
Commercial product gross profit:	$26,398	$15,205	11,193	74%
Gross margin	78%	80%

Commercial product gross profit increased by $11.2 million, or 74%, for the three months ended March 31, 2026 compared to the same period in the prior year. The increase was primarily attributable to the increase in total product revenues after adding Furoscix to our product portfolio following the acquisition of scPharma in October 2025.

Expenses

The following table provides a comparison of the expense categories for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Expenses:
Cost of goods sold – commercial, excluding amortization of acquired intangible assets	$7,509	$3,768	$3,741	99%
Cost of revenue – collaborations and services	9,964	13,748	(3,784)	(28%)
Research and development	17,231	11,022	6,209	56%
Selling, general and administrative	54,085	25,014	29,071	116%
Amortization of acquired intangible assets	4,367	—	4,367	100%
(Gain) loss on foreign currency transaction	(1,318)	2,509	(3,827)	*
Total expenses	$91,838	$56,061	35,777	64%

Cost of revenue – collaborations and services decreased by $3.8 million, or 28%, for the three months ended March 31, 2026 compared to the same period in the prior year. The decrease was primarily a result of decreased product sold to UT.

Research and development expenses increased by $6.2 million, or 56%, for the three months ended March 31, 2026 compared to the same period in the prior year. The increase was primarily attributable to higher personnel costs following the acquisition of scPharma and higher costs from development of MNKD-201 as studies advanced.

Selling, general and administrative expenses increased by $29.1 million, or 116%, for the three months ended March 31, 2026 compared to the same period in the prior year. The increase was primarily related to costs associated with the promotion and support of Furoscix, as well as higher Afrezza-related expenses including expanding the field based teams and preparing for a potential pediatric launch of Afrezza in 2026.

Amortization of acquired intangible assets was $4.4 million for the three months ended March 31, 2026 and was related to the amortization of the developed technology related to the Furoscix on-body infuser acquired from scPharma.

Gain on foreign currency transaction was $1.3 million for the three months ended March 31, 2026 compared to a loss of $2.5 million for the same period in the prior year due to fluctuations in Euro to U.S. dollar exchange rates. Under the Insulin Supply Agreement with Amphastar, payment obligations for future purchases are denominated in Euros. We are required to record the foreign currency transaction impact of the U.S. dollar to Euro exchange rate associated with the recognized gain or loss on purchase commitments.

Other Income (Expense)

The following table provides a comparison of the other income (expense) categories for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Interest income, net	$1,429	$1,956	$(527)	(27%)
Interest expense	(7,478)	(4,645)	(2,833)	(61%)
Interest expense on liability for sale of future royalties	(2,563)	(3,577)	1,014	28%
Interest expense on financing liability	(2,393)	(2,410)	17	1%
Loss on settlement of debt	(917)	—	(917)	*
Other expense	(2,777)	—	(2,777)	*
Total other expense	$(14,699)	$(8,676)	6,023	(69%)

Interest income, net, consisting of interest and accretion on investments net of amortization, decreased by $0.5 million for the three months ended March 31, 2026 compared to the same period in the prior year primarily due to a lower average balance on our securities portfolio and lower yields.

Interest expense increased by $2.8 million for the three months ended March 31, 2026 compared to the same period in the prior year. The increase was primarily due to new term loans with an aggregate principal amount of $325.0 million, which were drawn in August and October 2025.

Interest expense on liability for sale of future royalties decreased by $1.0 million for the three months ended March 31, 2026 compared to the same period in the prior year. Interest consists of imputed interest and the amortization of debt issuance costs on the liability recorded in connection with the sale of 1% of our Tyvaso DPI royalties in December 2023. Imputed interest is based on third-party estimates of future royalties to be generated from Tyvaso DPI. See Note 15 – Commitments and Contingencies.

Interest expense on financing liability was $2.4 million for the three months ended March 31, 2026 and 2025, and represents interest incurred on the sale lease-back transaction for our manufacturing facility in Danbury, Connecticut.

Loss on settlement of debt of $0.9 million for the three months ended March 31, 2026 was incurred in connection with the settlement of the senior convertible notes in March 2026.

Other expense of $2.8 million for the three months ended March 31, 2026 was the result of the remeasurement of the fair value of the contingent consideration liability obtained from the acquisition of scPharma. The contingent consideration will be remeasured each subsequent reporting period until the related contingencies have been resolved.

Non-GAAP Measures

To supplement our condensed consolidated financial statements presented under GAAP, we are presenting non-GAAP financial measures for net (loss) income and net (loss) income per share – basic. We are providing these non-GAAP financial measures, which are among the indicators management uses as a basis for evaluating our financial performance, to disclose additional information to facilitate the comparison of past and present operations. We believe that these non-GAAP financial measures, when considered together with our GAAP financial results, provide management and investors with an additional understanding of our business operating results, including underlying trends.

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

The following table reconciles our financial measures for net (loss) income and net (loss) income per share ("EPS") for basic weighted average shares as reported in our condensed consolidated statements of operations to a non-GAAP presentation as adjusted by certain non-cash items identified below.

	Three Months Ended March 31,
	2026		2025
	Net Income	Basic EPS	Net Income	Basic EPS

GAAP reported net (loss) income	$(16,619)	$(0.05)	$13,158	0.04
Non-GAAP adjustments:
Stock compensation	6,455	0.02	5,385	0.02
Interest expense on liability for sale of future royalties	2,563	0.01	3,577	0.01
Sold portion of royalty revenue (1)	(3,275)	(0.01)	(3,000)	(0.01)
(Gain) loss on foreign currency transaction	(1,318)	0.00	2,509	0.01
Amortization of intangible assets acquired	4,367	0.01	—	—
Loss on settlement of debt	917	0.00	—	—
Non-GAAP adjusted net (loss) income	$(6,910)	$(0.02)	$21,629	$0.07
Weighted average shares used to compute net (loss) income per share – basic	308,267		303,481

(1)
Represents the non-cash portion of the 1% royalty on net sales of Tyvaso DPI earned during the three months ended March 31, 2026 and 2025, which is remitted to the royalty purchaser and recognized as royalties from collaborations in our condensed consolidated statements of operations. Our royalties from collaborations during the three months ended March 31, 2026 and 2025 totaled $32.7 million and $30.0 million, respectively, of which $3.3 million and $3.0 million, respectively were remitted to the royalty purchaser.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our cash, cash equivalents, and investments. Our primary uses of cash include development of our product pipeline, manufacturing and marketing of Afrezza, Furoscix and V-Go, manufacturing Tyvaso DPI, selling, general and administrative expenses, and principal and interest payments on our financing liability and debt.

We fund our operations primarily through sales of Afrezza, Furoscix and V-Go, and royalties, development and manufacturing revenue from UT. Historically, we have funded our operations primarily through the sale of equity and convertible debt securities, from the receipt of upfront and milestone payments from collaborations, from borrowings, from the sale of certain assets and from the sale of a portion of our future royalties that we receive from UT. In combination with our cash, cash equivalents and investments on hand, we believe that these sources of revenue will allow us to meet our liquidity needs over the next 12 months and in the longer term.

As of March 31, 2026, we had $64.6 million in insulin purchase commitments and $325.0 million aggregate principal amount under the Blackstone Credit Facility. The Blackstone Credit Facility will mature on August 6, 2030. As of March 31, 2026, the effective interest rate is 9.09% per annum. The SOFR Loans borrowed under the Blackstone Credit Facility are subject to the Adjusted Term SOFR plus margin of 5.00%. We have the option to prepay the loans under the Blackstone Credit Facility in whole or in part, subject to early prepayment fees on or prior to the third anniversary of the Closing Date. See Note 9 – Borrowings for further information related to the Blackstone Credit Facility.

In July 2013, we granted Milestone Rights to the original purchasers under the Milestone Rights Agreement. The original purchasers later assigned those rights to new holders. As of March 31, 2026, $45.0 million remains payable upon the occurrence of specified strategic and sales milestones under the Milestone Rights Agreement. See Note 15 – Commitments and Contingencies for further information related to the Milestone Rights.

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

Pursuant to the CF Sales Agreement with Cantor Fitzgerald, we may offer and sell, from time to time, through Cantor Fitzgerald, shares of our common stock. Under the CF Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. On February 26, 2025, we filed a sales agreement prospectus under a registration statement on Form S-3, which became effective upon filing, covering the sale of up to $200.0 million of our common stock through Cantor Fitzgerald under the CF Sales Agreement, of which $200.0 million remained available as of March 31, 2026.

During the three months ended March 31, 2026, we used a net $5.4 million of cash for our operating activities. Cash used in operating activities consisted of net loss of $16.6 million offset by non-cash adjustments of $16.2 million and a net decrease in cash flow from operating assets and liabilities of $5.0 million. Non-cash items primarily included stock-based compensation of $6.5 million, depreciation and amortization of $6.4 million and change in fair value of contingent consideration of $2.8 million. These charges were partially offset by the sold portion of royalty revenue of $3.3 million and gain on foreign currency transactions of $1.3 million. The net decrease in cash flows from operating assets and liabilities was primarily due to an increase of $14.9 million in inventory, decrease of $5.8 million in accrued expenses and other current liabilities and decrease of $4.9 million in deferred revenue. The net decrease in cash flows from operating assets and liabilities was partially offset by a decrease of $10.3 million in accounts receivable.

During the three months ended March 31, 2025, we used a net $6.4 million of cash for our operating activities. Cash used in operating activities consisted of net income of $13.2 million offset by non-cash adjustments of $10.8 million and a net decrease in cash flows from operating assets and liabilities of $30.3 million. Non-cash items primarily included stock-based compensation of $5.4 million, depreciation and amortization of $2.1 million, and interest on liability for sale of future royalties of $3.6 million. These charges were partially offset by the sold portion of royalty revenue of $3.0 million. The net decrease in cash flows from operating assets and liabilities was primarily due to an increase of $17.1 million in accounts receivable, decrease of $4.5 million in deferred revenue and increase of $3.0 million in prepaid expenses and other current assets.

Cash provided by investing activities of $18.7 million for the three months ended March 31, 2026 was primarily due to $30.9 million of proceeds from maturities of available-for-sale securities. Cash provided was partially offset by the purchase of $10.3 million of available-for-sale securities as well as $1.9 million of property and equipment.

Cash provided by investing activities of $6.0 million for the three months ended March 31, 2025 was primarily due to the maturity of $50.4 million of debt securities, partially offset by the purchase of $44.1 million of debt securities.

Cash used in financing activities of $35.4 million for the three months ended March 31, 2026 was primarily due to payments made to settle our remaining senior convertible notes.

Cash used in financing activities of $1.4 million for the three months ended March 31, 2025 was primarily due to $1.6 million of payments to taxing authorities from equity withheld upon vesting of RSUs and stock options.

Future Liquidity Needs

We believe that we will be able to meet our near-term liquidity needs based on our cash, cash equivalents and investments on hand, sales of Afrezza, Furoscix and V-Go, royalties and manufacturing revenue from the production and sale of Tyvaso DPI and, if necessary, borrowings under the Blackstone Credit Facility, as well as through debt or equity financing, for our long-term liquidity needs. We expect to continue to incur expenditures for the foreseeable future in support of our manufacturing operations, sales and marketing costs for our products and development costs for other product candidates in our pipeline. As of March 31, 2026, we had capital resources comprised of cash, cash equivalents and investments totaling $133.9 million, and total principal amount of outstanding borrowings of $325.0 million.

To date, we have been able to timely make required interest payments under our outstanding indebtedness, but we cannot guarantee that we will be able to do so in the future. If we fail to repay our outstanding indebtedness when required, we will be in default under the applicable instrument for such indebtedness and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the noteholders initiating bankruptcy proceedings or causing us to cease operations altogether.

We believe our resources will be sufficient to fund our operations for at least the next 12 months from the date of issuance of our condensed consolidated financial statements included in Part I – Financial Statements (Unaudited).

Contractual Obligations

There were no material changes outside of the ordinary course of business in our contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as contained in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings under the Blackstone Credit Facility accrues at a rate per annum equal to (i) in the case of a Base Rate Loan, the greatest of (a) the prime rate in effect on such day, (b) the federal funds rate in effect on such day plus 0.5%, (c) Adjusted Term SOFR for a one-month’s tenor in effect on such day plus 1%, and (d) 3.0% plus a margin of 3.75%, or (ii) in the case of a SOFR Loan, one, three or six month Adjusted Term SOFR (at our election), subject to a 2% floor, plus a margin of 4.75%. The interest rate margin increases to 4.00% in the case of a Base Rate Loan and 5.00% in the case of a SOFR Loan at any time the Company’s ratio of indebtedness to adjusted EBITDA (measured on a trailing four quarter basis) is greater than or equal to 5.00:1.00 as of the most recent fiscal quarter for which the Company has delivered financial statements. Accordingly, our interest expense under the Blackstone Credit Facility is subject to changes in the various market interest rates. If a hypothetical 10% change in the SOFR interest rates on March 31, 2026 were to have occurred, this change would not have had a material effect on our annual interest payment obligation on the borrowings under the Blackstone Credit Facility, which as of March 31, 2026, are SOFR Loans with an effective interest rate of 9.09% per annum. See Note 9 – Borrowings for information about the principal amount of outstanding debt.

Foreign Currency Exchange Risk

We incur and will continue to incur significant expenditures for insulin supply obligations under our Insulin Supply Agreement. Such obligations are denominated in Euros. At the end of each reporting period, the recognized gain or loss on purchase commitment is converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and the Euro. For the three months ended March 31, 2026, we realized a $1.3 million currency gain, which was reflected as gain on foreign currency transaction in the accompanying condensed consolidated statements of operations.

Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. If a change in the U.S. dollar to Euro exchange rate equal to 10% of the U.S. dollar to Euro exchange rate on March 31, 2026 were to have occurred, this change would have resulted in a foreign currency impact to our pre-tax income of approximately $6.5 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and our Chief Financial Officer have concluded, as of such date, that our disclosure controls and procedures were effective at the reasonable assurance level.

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

If United Therapeutics reduces its commercial emphasis on Tyvaso DPI, our revenues could decline materially.*

Treprostinil, the active ingredient in Tyvaso DPI, is a prostacyclin analog that has been available as a generic injectable since late 2017. In more recent years, other dosage forms of treprostinil have become available, including in June 2025, when Yutrepia, a dry-powder formulation of treprostinil, was launched by Liquidia Corporation. Yutrepia and Tyvaso DPI now compete against each other for market share. On its February 2026 earnings call, United Therapeutics highlighted the development of Tresmi, a treprostinil solution for use in a soft mist inhaler with plans to file for approval of Tresmi in PAH and PH-ILD within the year and launch commercially in the following year. Such public statements regarding Tresmi’s potential advantages and United Therapeutics’ future commercial plans indicate that United Therapeutics may choose to prioritize Tresmi or other pipeline products over Tyvaso DPI.

One such potential pipeline product is ralinepag, a novel, highly selective prostacyclin receptor agonist for which United Therapeutics intends to submit an NDA in the second half of 2026. Although we are also collaborating with United Therapeutics on the development of a dry powder formulation of ralinepag (MNKD-1501), a significant portion of our current revenue is derived from royalties and collaboration and services revenue associated with United Therapeutics’ commercialization of Tyvaso DPI. Because United Therapeutics is solely responsible for the development, marketing, promotion, and sale of Tyvaso DPI, our ability to maintain and grow this revenue is highly dependent on the commercial performance of Tyvaso DPI and on United Therapeutics’ strategic priorities, resource allocation decisions, and overall commitment to undertake development activities that could potentially expand the therapeutic indications for Tyvaso DPI. Moreover, we have limited control over United Therapeutics’ commercialization activities, including decisions related to marketing strategy, salesforce deployment, pricing, market access, physician outreach, patient support programs, and the prioritization of Tyvaso DPI relative to other products in its portfolio.

If United Therapeutics reduces its commercial emphasis on Tyvaso DPI, diverts resources toward Tresmi or other therapies, or if Tresmi, if and when launched, displaces Tyvaso DPI in the market, our revenues from Tyvaso DPI could decline materially and may not be offset by revenues from ralinepag DPI (MNKD-1501) or any other product in our collaboration. United Therapeutics’ strategic priorities are outside our control, and we cannot predict how evolving market dynamics, product differentiation claims, or United Therapeutics’ internal assessments will influence its promotional and development strategies.

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

For the commercial manufacture of inhaled drug products, we need access to sufficient, reliable and affordable supplies of raw materials for formulating powders, such as fumaryl diketopiperazine (or FDKP), as well as other components, such as the inhaler and the related cartridges. For Afrezza, we also require a supply of insulin. Currently, the only source of insulin that we have qualified for Afrezza is manufactured by Amphastar. We must rely on all of our suppliers to comply with relevant regulatory and other legal requirements, including the production of insulin and FDKP in accordance with current good manufacturing practices (or cGMP) for drug products, and the molding of the inhaler and cartridges components in accordance with the quality management system regulations for medical devices (or QMSRs).

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

Current or future tariffs will also result in increased manufacturing expense, as well as research and development expenses, including with respect to increased costs associated with active pharmaceutical ingredients, raw materials, laboratory equipment and research materials and components. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence and negatively impact our business, results of operations, financial condition and growth prospects.

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
•
the occurrence of milestone(s) that trigger one or more CVR payments;
•
the costs of developing and commercializing our products;
•
our ability to repay or refinance existing indebtedness;
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

There can be no assurance that we will have sufficient resources to make any required repayments of principal and interest under the terms of our indebtedness when required. If we fail to pay interest on the Blackstone Credit Facility when required or principal at maturity, we will be in default and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. In addition, a default under other indebtedness of ours in an aggregate principal amount of $10.0 million or more would constitute an event of default under the Blackstone Credit Facility. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including lenders initiating bankruptcy proceedings or causing us to cease operations altogether.

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

As of March 31, 2026, we had an accumulated deficit of $3.2 billion. The accumulated deficit has resulted principally from costs incurred in our R&D programs, the write-off of assets (including goodwill, inventory and property, plant and equipment) and general operating expenses. We expect to make substantial expenditures and may incur operating losses in the future in order to continue commercializing our products and to advance development of product candidates in our pipeline.

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

V-Go received pre-market clearance in 2010 under Section 510(k) of the U.S. Federal Food, Drug, and Cosmetic Act. This process typically requires the submission of less supporting documentation than other FDA approval processes and does not always require long-term clinical studies. As a result, we currently lack significant published long-term clinical data supporting the safety and efficacy of V-Go and the benefits it offers that might have been generated in connection with other approval processes. For these reasons, adults who require insulin and their healthcare providers may be slower to adopt or recommend V-Go, we may not have comparative data that our competitors have or are generating, and third-party payers may not be willing to provide coverage or reimbursement for V-Go. Further, future studies or clinical experience may indicate that treatment with V-Go is not superior to treatment with competitive products. Such results could slow the adoption of V-Go and significantly reduce our sales, which could prevent us from achieving our forecasted sales targets or achieving or sustaining profitability. Moreover, if future results and experience indicate that V-Go causes unexpected or serious complications or other unforeseen negative effects, we could be subject to mandatory product recalls, suspension or withdrawal of FDA clearance or approval, significant legal liability or harm to our business reputation.

Our products, product candidates and technology may not be able to compete effectively or may be rendered obsolete.*

The rapid rate of scientific discoveries and technological changes could result in our approved products, technologies or one or more of our product candidates becoming obsolete or noncompetitive. Third parties may develop or introduce new products that render our technology or products less competitive, uneconomical or obsolete. For example, on its February 2026 earnings call, United Therapeutics described Tresmi, a treprostinil solution for use in a soft mist inhaler, as a “category killer” in reference to dry-powder inhalers. If any of our Technosphere powders used in Afrezza, Tyvaso DPI, MNKD-1501, MNKD-201 and MNKD-701, which are based on our proprietary excipient, FDKP, are viewed to be inferior to alternative drug delivery technologies, our product portfolio and pipeline could be materially and adversely affected. Our future success may depend not only on our ability to develop our product candidates, but also our ability to improve them in order to keep pace with emerging industry developments. We cannot assure you that we will be able to do so.

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

From time to time, the Financial Accounting Standards Board, either alone or jointly with other organizations, promulgates new accounting principles that could have an adverse impact on our reporting of financial position, results of operations and presentation or classification of cash flows. New pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and are expected to occur again in the future and as a result we may be required to make changes in our accounting policies. Any difficulties in adopting or implementing new accounting standards, and updating or modifying our internal controls as needed on a timely basis, could result in our failure to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. Finally, if we were to change our critical accounting estimates, including those related to the recognition of collaboration revenue and other revenue sources, our operating results could be significantly affected.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. The One Big Beautiful Bill Act (“OBBBA”), the IRA, the Coronavirus Aid, Relief, and Economic Security Act and legislation informally titled the Tax Cuts and Jobs Act enacted made significant changes to the U.S. tax laws. For example, the Tax Cuts and Jobs Act required taxpayers to capitalize and amortize U.S.-based and non-U.S.-based research and experimental, or R&E, expenditures over five and fifteen years, respectively. The OBBBA restored the deductibility of domestic R&E expenditures in the year incurred for tax years beginning after December 31, 2024, but retained the capitalization and amortization requirement for foreign R&E expenditures. Further guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of any legislation could be repealed, modified or sunset in future years. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets and could increase our future U.S. tax expense.

Our ability to use net operating loss carryforwards to offset future taxable income may be subject to limitations.*

As of December 31, 2025, the Company had federal and state net operating loss carryforwards of approximately $2.2 billion and $1.5 billion available, respectively, to reduce future taxable income. $520.5 million of the federal net operating loss carryforwards do not expire and the remaining federal net operating loss carryforwards will begin expiring in 2026 through various future dates.

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

Further, if there are any modifications to an approved product, including changes in indications, labeling, or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new or supplemental NDA and/or supplemental biologics license application ("sBLA"), which may require us to develop additional data or conduct additional preclinical studies and clinical trials. Failure to comply with these requirements can result in regulatory enforcement actions and adverse publicity. If future clinical trials are unsuccessful, significantly delayed or not completed, we may not be able to market products for other indications.

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

Healthcare legislation may impact the net sales of commercial products sold by us or any partner.*

In both the United States and certain foreign jurisdictions, there has been a number of legislative and regulatory proposals in recent years to change the healthcare system in ways that could impact our ability to sell our products profitably. For example, on July 4, 2025, the OBBBA was signed into law, which narrowed access to the Patient Protection and Affordable Care Act (“PPACA”) marketplace exchange enrollment and declined to extend the PPACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired PPACA subsidies. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges, other litigation, and the healthcare reform measures of the current administration will impact the PPACA.

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

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the Centers for Medicare and Medicaid Services (“CMS”) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for MannKind’s business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored-Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions and proposals include (1) reducing agency workforce; (2) directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on certain imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored-Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. If Most-Favored-Nation pricing for pharmaceutical products is implemented and applicable to Afrezza, our revenue opportunities for Afrezza may be adversely affected, as our U.S. pricing for Afrezza would have to be reduced to the lowest price paid for Afrezza outside of the United States. In such event and subject to the terms of our agreements with our ex-U.S. partners, we may choose to forgo the ex-U.S. market. Likewise, our royalty revenue from Tyvaso DPI could suffer for the same reason. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Finally, Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program. We cannot predict which additional measures may be adopted or the impact of current and additional measures on the marketing, pricing and demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.

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
•
Other state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state and foreign laws governing the privacy and security and other processing of personal data (including health information) in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; state laws that require certain regulatory licenses to manufacture or distribute products commercially and/or the registration of pharmaceutical sales representatives in the jurisdiction; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government that otherwise restricts certain payments that may be made to healthcare providers and entities; and state laws that require drug manufacturers to report information related to payments and other transfer of value to physicians and other healthcare providers and entities; marketing expenditures or drug pricing.

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

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”) (collectively “GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018), and Australia’s Privacy Act impose strict requirements for processing personal data. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to the processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. We may also be subject to new and emerging data privacy regimes in Asia, including Japan’s Act on the Protection of Personal Information and South Korea’s Personal Information Protection Act.

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

In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options, the vesting of restricted stock unit awards and purchases under our employee stock purchase plan. The issuance or sale of substantial amounts of common stock, or the perception that such issuances or sales may occur, could adversely affect the market price of our common stock and other securities.

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

Other international and geopolitical events, including military conflicts, threatened hostilities, conflicts or heighted tension among alliance countries, and other geopolitical conflicts could also have a serious adverse impact on our business. For example, our drug-device combination products are manufactured using plastic materials (including resins and polymer-based parts) and packaging that are derived, directly or indirectly, from petroleum-based feedstocks. Accordingly, the recent increases in crude oil and other energy prices, as well as volatility in those prices, could potentially lead to higher costs for plastic resins, polymer components, adhesives and packaging materials, and other petroleum-related inputs. Rising oil prices may also increase freight and logistics costs and, depending on market conditions, may contribute to broader inflationary pressures that affect labor, utilities and other manufacturing expenses. While we cannot predict the broader consequences, these conflicts and retaliatory and counter-retaliatory actions could materially adversely affect global trade, energy costs, currency exchange rates, inflation, regional economies, and the global economy, which in turn may increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, one of our officers (as defined in Rule 16a-1(f) under the Exchange Act) terminated a written trading plan for the orderly disposition of the Company’s securities as set forth in the table below:

			Type of Trading Arrangement
Name and Position	Action	Date of Action	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Total Shares of Common Stock to be Sold	Total Shares of Common Stock to be Purchased	Expiration Date
Michael Castagna Chief Executive Officer	Termination	March 11, 2026	X	—	692,665	—	March 11, 2026

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

10.1**#

Seventh Amendment to Commercial Supply Agreement, dated January 7, 2026, by and between MannKind Corporation and United Therapeutics Corporation (incorporated by reference to Exhibit 10.37 to MannKind Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026).

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

Dated: May 6, 2026	MANNKIND CORPORATION

	By:	/s/ MICHAEL E. CASTAGNA
Michael E. Castagna
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ CHRISTOPHER B. PRENTISS
Christopher B. Prentiss
Chief Financial Officer
(Principal Financial and Accounting Officer)