Form 10-Q
period 2026-06-30
MANNKIND CORP
filed 2026-08-05
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 24, 2026, there were 321,540,637 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

MANNKIND CORPORATION

Form 10-Q

For the Quarterly Period Ended June 30, 2026

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands except per share data)
Revenues:
Commercial product sales	$41,982	$22,454	$75,889	$41,427
Collaborations and services	35,022	22,845	58,536	52,221
Royalties	32,370	31,228	65,119	61,233
Total revenues	109,374	76,527	199,544	154,881
Expenses:
Cost of goods sold – commercial, excluding amortization of acquired intangible assets	14,409	4,607	21,917	8,375
Cost of revenue – collaborations and services	15,131	15,961	25,094	29,709
Research and development	18,001	13,675	35,232	24,697
Selling, general and administrative	58,302	31,622	112,389	56,636
Amortization of acquired intangible assets	4,367	—	8,734	—
(Gain) loss on foreign currency transaction	(486)	5,363	(1,804)	7,872
Total expenses	109,724	71,228	201,562	127,289
(Loss) income from operations	(350)	5,299	(2,018)	27,592
Other income (expense):
Interest income, net	1,022	1,832	2,452	3,788
Interest expense	(11,894)	(285)	(19,372)	(4,930)
Interest expense on liability for sale of future royalties	(510)	(3,473)	(3,073)	(7,050)
Interest expense on financing liability	(2,414)	(2,433)	(4,807)	(4,843)
Loss on settlement of debt	—	—	(917)	—
Other expense	(4,992)	—	(7,769)	—
Total other expense	(18,788)	(4,359)	(33,486)	(13,035)
(Loss) income before income tax (benefit) expense	(19,138)	940	(35,504)	14,557
Income tax (benefit) expense	(106)	272	147	731
Net (loss) income	$(19,032)	$668	$(35,651)	$13,826
Net (loss) income per share – basic	$(0.06)	$0.00	$(0.12)	$0.05
Weighted average shares used to compute net (loss) income per share – basic	309,191	304,954	308,732	304,222
Net (loss) income per share – diluted	$(0.06)	$0.00	$(0.12)	$0.04
Weighted average shares used to compute net (loss) income per share – diluted	309,191	311,484	308,732	312,381

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Net (loss) income	$(19,032)	$668	$(35,651)	$13,826
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(15)	83	(134)	148
Comprehensive (loss) income	$(19,047)	$751	$(35,785)	$13,974

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2026	December 31, 2025
	(In thousands except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$52,929	$74,882
Short-term investments	58,201	96,464
Accounts receivable, net	43,207	38,367
Inventory	44,419	35,313
Prepaid expenses and other current assets	46,956	46,553
Total current assets	245,712	291,579
Restricted cash	749	745
Long-term investments	—	5,012
Property and equipment, net	85,160	82,423
Goodwill	67,595	67,595
Developed technology - on-body infusor	181,389	190,027
IPR&D - ReadyFlow Formulation	129,600	129,600
Other intangible assets	4,976	5,072
Other assets	17,123	20,129
Total assets	$732,304	$792,182

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$11,042	$9,034
Accrued expenses and other current liabilities	60,768	64,628
Senior convertible notes – current	—	36,280
Liability for sale of future royalties – current	14,292	14,298
Contingent consideration – current	34,015	21,132
Financing liability – current	10,486	10,328
Deferred revenue – current	11,085	15,331
Recognized loss on purchase commitments – current	1,210	—
Total current liabilities	142,898	171,031
Liability for sale of future royalties – long term	133,552	136,985
Financing liability – long term	92,497	93,092
Deferred revenue – long term	36,857	39,977
Recognized loss on purchase commitments – long term	62,922	65,952
Operating lease liability	9,687	10,689
Contingent consideration – long term	—	5,114
Milestone liabilities	2,003	2,003
Term loan	319,085	318,361
Total liabilities	799,501	843,204
Commitments and contingencies (Note 15)
Stockholders' deficit:
Undesignated preferred stock, $0.01 par value – 10,000,000 shares authorized; no shares issued or outstanding as of June 30, 2026 or December 31, 2025	—	—
Common stock, $0.01 par value – 800,000,000 shares authorized; 309,911,682 and 307,832,587 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	3,099	3,078
Additional paid-in capital	3,161,330	3,141,741
Accumulated other comprehensive (loss) income	(19)	115
Accumulated deficit	(3,231,607)	(3,195,956)
Total stockholders' deficit	(67,197)	(51,022)
Total liabilities and stockholders' deficit	$732,304	$792,182

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(In thousands)
BALANCE, JANUARY 1, 2026	307,833	$3,078	$3,141,741	$115	$(3,195,956)	$(51,022)
Issuance of common stock pursuant to conversion of senior convertible note principal	569	6	1,729	—	—	1,735
Net issuance of common stock associated with stock options and restricted stock units	402	4	101	—	—	105
Issuance of common stock from market price stock purchase plan	103	1	269	—	—	270
Stock-based compensation expense	—	—	6,455	—	—	6,455
Unrealized loss on available-for-sale securities	—	—	—	(119)	—	(119)
Net loss	—	—	—	—	(16,619)	(16,619)
BALANCE, MARCH 31, 2026	308,907	$3,089	$3,150,295	$(4)	$(3,212,575)	$(59,195)
Net issuance of common stock associated with stock options and restricted stock units	558	5	(828)	—	—	(823)
Issuance of common stock from market price stock purchase plan	62	1	252	—	—	253
Issuance of common stock under Employee Stock Purchase Plan	384	4	1,385	—	—	1,389
Stock-based compensation expense	—	—	10,226	—	—	10,226
Unrealized loss on available-for-sale securities	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	(19,032)	(19,032)
BALANCE, JUNE 30, 2026	309,911	$3,099	$3,161,330	$(19)	$(3,231,607)	$(67,197)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	(In thousands)
BALANCE, JANUARY 1, 2025	302,960	$3,029	$3,118,865	$1,109	$(3,201,819)	$(78,816)
Net issuance of common stock associated with stock options and restricted stock units	959	10	1,580	—	—	1,590
Stock-based compensation expense	—	—	5,385	—	—	5,385
Unrealized gain on available-for-sale securities	—	—	—	65	—	65
Net income	—	—	—	—	13,158	13,158
BALANCE, MARCH 31, 2025	303,919	$3,039	$3,125,830	$1,174	$(3,188,661)	$(58,618)
Net issuance of common stock associated with stock options and restricted stock units	2,040	20	(6,003)	—	—	(5,983)
Issuance of common stock from market price stock purchase plan	74	1	336	—	—	337
Issuance of common stock under Employee Stock Purchase Plan	299	3	948	—	—	951
Stock-based compensation expense	—	—	7,520	—	—	7,520
Unrealized gain on available-for-sale securities	—	—	—	83	—	83
Net income	—	—	—	—	668	668
BALANCE, JUNE 30, 2025	306,332	$3,063	$3,128,631	$1,257	$(3,187,993)	$(55,042)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2026	2025
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(35,651)	$13,826
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation	16,681	12,905
Interest on liability for sale of future royalties	3,071	7,052
Sold portion of royalty revenue	(6,512)	(6,123)
Write-off of inventory	2,447	5,058
Noncash lease expense of right-of-use assets	976	1,075
Depreciation and amortization	12,780	4,193
(Gain) loss on foreign currency transactions	(1,804)	7,872
Net accretion of investments	(452)	(1,678)
Change in fair value of contingent consideration liability	7,769	—
Amortization of debt discount and issuance costs	866	218
Loss on settlement of debt	917	—
Other, net	(61)	—
Change in deferred tax liability	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(4,780)	(15,338)
Inventory	(11,553)	(5,663)
Prepaid expenses and other current assets	(403)	(5,371)
Other assets	2,032	(1,525)
Accounts payable	1,992	3,465
Accrued expenses and other current liabilities	(2,940)	(9,333)
Deferred revenue	(7,366)	(7,141)
Operating lease liabilities	(1,745)	(919)
Net cash (used in) provided by operating activities	(23,736)	2,573
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale securities	53,897	101,792
Purchase of available-for-sale securities	(10,301)	(88,127)
Purchase of property and equipment	(6,962)	(1,447)
Net cash provided by investing activities	36,634	12,218
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on senior convertible notes	(35,502)	—
Net proceeds related to issuance of common stock associated with restricted stock units and stock options	(718)	(4,393)
Milestone payment	—	(639)
Principal payments on financing liability	(539)	(376)
Proceeds from market price stock purchase plan and employee stock purchase plan	1,912	1,288
Net cash used in financing activities	(34,847)	(4,120)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(21,949)	10,671
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	75,627	47,076
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$53,678	$57,747

	Six months ended June 30,
	2026	2025
	(In thousands)
SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid in cash	14,500	5,569
Income taxes paid in cash	816	1,076
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock upon settlement of senior convertible notes	1,735	—
Amortization of liability for sale of future royalties	(3,553)	814
Non-cash construction-in-progress, property and equipment	(177)	250

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

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three and six months ended June 30, 2026 may not be indicative of the results that may be expected for the full year.

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

Business — MannKind is a biopharmaceutical company focused on the development and commercialization of patient-centric therapies that address serious unmet medical needs for those living with cardiometabolic and orphan lung diseases. The Company is currently commercializing three products: Afrezza (insulin human) Inhalation Powder, an ultra rapid-acting inhaled insulin indicated to improve glycemic control in patients with diabetes aged six and older; Furoscix (furosemide injection), to treat fluid buildup in patients with chronic heart failure or chronic kidney disease; and the V-Go wearable insulin delivery device, which provides continuous subcutaneous infusion of insulin in adults that require insulin. The Company also developed Tyvaso DPI (treprostinil) inhalation powder, which is approved for the treatment of pulmonary arterial hypertension (“PAH”) and for the treatment of pulmonary hypertension associated with interstitial lung disease (“PH-ILD”). The Company receives a royalty on net sales and revenue from supplies of Tyvaso DPI that it manufactures for its development and marketing partner, United Therapeutics.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues	2026	2025	2026	2025
Afrezza	$17,021	$18,329	$32,294	$33,216
Furoscix	22,191	—	37,684	—
V-Go	2,770	4,125	5,911	8,211
Collaborations and services	35,022	22,845	58,536	52,221
Royalties	32,370	31,228	65,119	61,233
Total revenues	109,374	76,527	199,544	154,881
Less significant segment expenses (income):
Cost of goods sold – commercial, excluding amortization of acquired intangible assets	14,409	4,607	21,917	8,375
Cost of revenue – collaborations and services	15,131	15,961	25,094	29,709
Amortization of intangible assets	4,367	—	8,734	—
Research and development	18,001	13,675	35,232	24,697
Selling	40,913	14,878	79,485	28,641
General and administrative	17,389	16,744	32,904	27,995
Interest income, net	(1,022)	(1,832)	(2,452)	(3,788)
Interest expense, net	14,818	6,191	27,252	16,823
Loss on settlement of debt	—	—	917	—
Other(1)	4,400	5,635	6,112	8,603
Consolidated net (loss) income	$(19,032)	$668	$(35,651)	$13,826

(1) Includes (gain) loss on foreign currency transaction, expense related to the fair value adjustment of the contingent consideration and income tax (benefit) expense.

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

Revenue Recognition — Collaborations and Services — The Company enters into licensing, research or other agreements under which the Company licenses certain rights to its product candidates to third parties, conducts research or provides other services to third parties. The terms of these arrangements may include but are not limited to payment to the Company of one or more of the following: upfront license fees; development, regulatory, and commercial milestone payments; payments for commercial manufacturing and clinical supply services the Company provides; and royalties on net sales of licensed products and sublicenses of the rights. As part of the accounting for these arrangements, the Company must develop assumptions that require judgment such as determining the performance obligation in the contract and determining the stand-alone selling price for each performance obligation identified in the contract.

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

The Company’s collaboration agreements typically entitle the Company to additional payments upon the achievement of development, regulatory and sales milestones. If the achievement of a milestone is considered probable at the inception of the collaboration, the related milestone payment is included with other collaboration consideration, such as upfront fees and research funding, in the

Company’s revenue calculation. If a milestone is not considered probable at inception, it is excluded from the transaction price and no revenue is recognized related to that milestone until it becomes probable of achievement. At that time, the milestone consideration is added to the transaction price and typically recognized through a cumulative catch-up adjustment based on the Company’s measure of progress toward satisfaction of the related performance obligation.

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
•
To the extent the change in estimated variable consideration relates to performance obligations that have not yet been satisfied, or when the Company elects to use the practical alternative described below, the effect of the change is recognized prospectively over the remaining performance period.

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

The Company’s net revenue and cost of revenue and cost of goods sold as shown on the condensed consolidated statement of operations is comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue:
Product revenue (1)	$71,581	$44,678	$127,502	$92,469
Services (2)	5,423	621	6,923	1,179
Royalties (3)	32,370	31,228	65,119	61,233
Total net revenue	$109,374	$76,527	$199,544	$154,881

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
(3)
Amounts represent royalties earned based on UT’s net revenue from Tyvaso DPI sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of goods sold and cost of revenue:
Product revenue	$28,043	$19,605	$44,382	$36,716
Services	1,497	963	2,629	1,368
Total cost of goods sold and cost of revenue	$29,540	$20,568	$47,011	$38,084

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

Cost of Revenue — Collaborations and Services — Cost of revenue for collaborations and services is primarily associated with product revenue for Tyvaso DPI and includes material, labor costs and manufacturing overhead. Write-offs of inventory and certain other period costs are recorded as expenses in the period in which they are incurred, rather than as a portion of inventory costs. Cost of revenue for collaborations and services also includes the cost of product development.

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

Cash, Cash Equivalents and Restricted Cash — The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase, that are readily convertible into cash to be cash equivalents. As of June 30, 2026 and December 31, 2025, cash equivalents were comprised of interest-bearing money market funds, U.S. Treasury securities, corporate bonds and commercial paper with original maturities of 90 days or less from the date of purchase.

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

Acquisitions — The Company first determines whether a set of assets acquired constitute a business and should be accounted for as a business combination. If the assets acquired do not constitute a business, the Company accounts for the transaction as an asset acquisition. Business combinations are accounted for by means of the acquisition method of accounting. Under the acquisition method, assets acquired, including developed technology and in-process R&D (“IPR&D”), and liabilities assumed are recorded at their respective fair values as of the acquisition date in the Company’s condensed consolidated financial statements. Leases are recorded at the net present value of the remaining lease payments. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. A gain on bargain purchase is recorded if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. Contingent consideration obligations incurred in connection with a business combination (including the assumption of an acquiree’s liability arising from an acquisition it consummated prior to the Company’s acquisition) are recorded at their fair values on the acquisition date and remeasured at their fair values each subsequent reporting period until the related contingencies have been resolved. The resulting changes in fair values are recorded in earnings. Measurement period adjustments related to acquired assets and liabilities may be recorded within one year of the acquisition date and are recognized in earnings in the period in which the adjustments are identified. The accompanying consolidated balance sheet as of June 30, 2026 includes certain assets acquired and liabilities assumed based on management’s preliminary estimates of their respective fair values such as valuation of acquired intangible assets, contingent liabilities and deferred tax assets and liabilities. The Company expects to finalize these fair value measurements as additional information becomes available, including completion of its review of acquired contractual arrangements and other relevant facts and circumstances. See Note 2 – Business Combinations.

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

Goodwill and Other Intangible Assets — Goodwill represents the excess of consideration transferred over the fair value of identifiable net assets acquired and is evaluated for impairment annually or more frequently if events or circumstances indicate impairment.

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

The Company tests for impairment annually on a reporting unit basis, at the beginning of the Company’s fourth fiscal quarter and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The fair value of reporting units used in the impairment assessment is estimated using valuation techniques that may include market and income approaches. To the extent the carrying amount of a reporting unit is less than its estimated fair value, an impairment charge will be recorded.

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

Milestone Rights Liability — In July 2013, in conjunction with the execution of a (now repaid) loan agreement with Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (collectively, “Deerfield”), the Company entered into a Milestone Rights Purchase Agreement (the “Milestone Rights Agreement”) pursuant to which the Company issued certain milestone rights to Deerfield Private Design Fund II, L.P. and Horizon Santé FLML SÀRL (the “Original Milestone Purchasers”). The foregoing milestone rights provided the Original Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and Afrezza sales milestones. See Note 15 – Commitments and Contingencies.

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

Contingent Value Right ("CVR")

The contingent consideration for the CVR is included in Contingent consideration - current and Contingent consideration - long term in the consolidated balance sheets and is achieved through the following milestones:

1.
Milestone 1: Receipt of FDA approval of a drug-device combination product comprising high concentration furosemide (the "ReadyFlow Formulation") delivered either in an autoinjector or a self-dose injection delivery system (such milestone, “Milestone 1”) with (a) $0.75 per CVR if Milestone 1 is achieved by September 30, 2026, (b) $0.50 per CVR if Milestone 1 is achieved by December 31, 2026 and (c) $0.25 per CVR if Milestone 1 is achieved by June 30, 2027. Milestone 1 was achieved on July 23, 2026, which will necessitate an aggregate payout of approximately $44.8 million in the third quarter of 2026.
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

The contingent consideration liability is remeasured each subsequent reporting period until the related contingencies have been resolved. For the three and six months ended June 30, 2026, the Company recorded $5.0 and $7.8 million to other expense as a result of the remeasurement of the fair value of the contingent consideration liability obtained from the acquisition of scPharma. The following table summarizes the activities within the account balance as of June 30, 2026 (in thousands):

Beginning balance as of January 1, 2026	$26,246
Fair value changes	7,769
Balance as of June 30, 2026	$34,015

Measurement period adjustments

During the three and six months ended June 30, 2026, the Company did not record any measurement period adjustments to its acquired assets and liabilities. The Company expects to finalize the purchase price allocation within the one year measurement period, ending October 7, 2026.

3. Investments

Cash Equivalents — Cash equivalents consist of highly liquid investments with original maturities of 90 days or less at the time of purchase that are readily convertible into cash.

Available-for-Sale Investments Portfolio —The Company's investments portfolio consists of highly liquid money market funds, commercial bonds and paper, and U.S. Treasury securities (collectively, the "Investments") for which the Company accounts for as available-for-sale. Unrealized gains and losses are recorded in other comprehensive (loss) income.

The contractual maturities of the Investments are summarized below (in thousands):

	June 30, 2026		December 31, 2025
	Available-for-Sale Investments		Available-for-Sale Investments
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Due in one year or less(1)	$94,160	$94,141	$132,732	$132,836
Due after one year through five years	—	—	5,001	5,012
Total	$94,160	$94,141	$137,733	$137,848

(1)
The investments due in one year or less include cash equivalents of $35.9 million as of June 30, 2026 and $36.4 million as of December 31, 2025.

The fair values of the Investments are disclosed below (dollars in thousands):

	June 30, 2026
Available-for-Sale Investments	Investment Level	Amortized Cost (Carrying Value)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Money market funds	Level 1	$18,738	$—	$—	$18,738
Commercial bonds and paper	Level 2	33,126	—	(7)	33,119
U.S. Treasury securities	Level 2	42,296	3	(15)	42,284
Total cash equivalents and investments		94,160	3	(22)	94,141
Less: cash equivalents		(35,940)	—	—	(35,940)
Total Investments		$58,220	$3	$(22)	$58,201

	December 31, 2025
Available-for-Sale Investments	Investment Level	Amortized Cost (Carrying Value)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Money market funds	Level 1	$28,303	$—	$—	$28,303
Commercial bonds and paper	Level 2	21,230	28	—	21,258
U.S. Treasury securities	Level 2	88,200	99	(12)	88,287
Total cash equivalents and investments		137,733	127	(12)	137,848
Less: cash equivalents		(36,372)	—	—	(36,372)
Total Investments		$101,361	$127	$(12)	$101,476

As of June 30, 2026 and December 31, 2025, there was $0.5 million and $0.7 million, respectively, of accrued interest receivable on investments which is included in prepaid expense and other current assets in the condensed consolidated balance sheets.

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

4. Accounts Receivable

Accounts receivable, net consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Accounts receivable – commercial
Accounts receivable, gross	$37,276	$44,274
Wholesaler distribution fees and prompt pay discounts	(2,626)	(3,332)
Reserve for returns	(10,141)	(10,208)
Allowance for credit losses	—	(61)
Total accounts receivable – commercial, net	24,509	30,673
Accounts receivable – collaborations and services	18,698	7,694
Total accounts receivable, net	$43,207	$38,367

As of June 30, 2026, there was no allowance for credit losses for commercial accounts receivable or credit losses for collaborations and services accounts receivable. As of June 30, 2026 and December 31, 2025, the Company's three customers representing the largest individual accounts receivable balances accounted for approximately 66% and 68% of commercial accounts receivable, respectively. As of June 30, 2026 and December 31, 2025, the Company's collaboration partner, UT, accounted for 97% and 94%, respectively, of the collaborations and services accounts receivable.

UT accounted for approximately 61% of consolidated revenues for both the three and six months ended June 30, 2026 and 70% and 72% for the three and six months ended June 30, 2025, respectively. For the three and six months ended June 30, 2026, one single commercial customer accounted for 15% and 11%, respectively, of the Company's consolidated revenues. For the three months ended June 30, 2025, two other commercial customers each accounted for approximately 12% of the Company's consolidated revenues. For the six months ended June 30, 2025, two other commercial customers accounted for approximately 12% and 11% of the Company’s consolidated revenues.

5. Inventories

Inventories consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$8,339	$14,757
Work-in-process	30,059	11,087
Finished goods	6,021	9,469
Total inventory	$44,419	$35,313

Work-in-process and finished goods as of June 30, 2026 and December 31, 2025 include conversion costs and exclude the cost of insulin. All insulin inventory on hand was written off in prior years and the projected loss on the purchase commitment contract to purchase future insulin was accrued in prior years. See Note 15 – Commitments and Contingencies.

The Company analyzed its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value. The Company also performed an assessment of projected sales and evaluated the lower of cost or net realizable value and the potential excess inventory on hand as of June 30, 2026 and December 31, 2025. Inventory that did not meet acceptable standards, or was forecasted to become obsolete due to expiration, is reserved for inventory obsolescence in the condensed consolidated balance sheets and recorded as costs of goods sold in the condensed consolidated statements of operations.

6. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Life (Years)	June 30, 2026	December 31, 2025
Land	—	$875	$875
Buildings	39-40	17,389	17,389
Building improvements	5-40	91,818	90,988
Machinery and equipment	3-15	70,018	68,785
Furniture, fixtures and office equipment	5-10	3,166	3,122
Computer equipment and software	3	8,780	8,780
Construction in progress	—	10,937	6,397
		202,983	196,336
Less accumulated depreciation		(117,823)	(113,913)
Total property and equipment, net		$85,160	$82,423

Depreciation expense related to property and equipment was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation expense	$2,031	$2,039	$4,046	$4,097

During the six months ended June 30, 2026, the Company retired $0.1 million of building improvements and furniture, fixtures and office equipment, as they were no longer in service. The net book value for the disposed assets was de minimis. During the three and six months ended June 30, 2025, the Company retired $0.1 million of machinery and equipment as it was no longer in service. The net book value for the disposed assets in both periods was de minimis.

7. Goodwill and Other Intangible Assets

Goodwill — Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired and liabilities assumed in business combinations. Goodwill is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that it may be impaired. The Company first performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that impairment may exist, a quantitative impairment test is performed.

See Note 1 – Description of Business and Significant Accounting Policies.

In 2025, the Company recorded additions of $65.7 million to Goodwill related to its merger with scPharma. See Note 2 – Business Combinations.

Intangible Assets — Intangible assets consisted of the following (dollars in thousands):

	Estimated	June 30, 2026			December 31, 2025
	Useful Life (Years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Developed technology – on-body infusor	11.25	194,000	(12,611)	181,389	194,000	(3,973)	190,027
ReadyFlow Formulation – IPR&D	—	129,600	—	129,600	129,600	—	129,600
iSPERSE License – IPR&D(1)	—	4,300	—	4,300	4,300	—	4,300
Developed technology – V-Go(1)	7.5	1,200	(524)	676	1,200	(428)	772
Total		$329,100	(13,135)	$315,965	$329,100	$(4,401)	$324,699

(1)
Included within Other intangible assets on the consolidated balance sheets.

Amortization expense related to the Developed technology – on-body infusor ("on-body infusor") was $4.3 million and $8.6 million for the three and six months ended June 30, 2026, respectively. The on-body infusor was acquired from scPharma in October 2025. See Note 2 – Business Combinations. The estimated annual amortization expense for the on-body infusor will be approximately $17.3 million per year for the years ending December 31, 2026 through 2036. Amortization expense related to the Developed technology – V-Go was de minimis and $0.1 million for the three and six months ended June 30, 2026 and de minimis and $0.1 million for the three and six months ended June 30, 2025. The estimated annual amortization expense for the Developed technology – V-Go will be approximately $0.2 million per year for the years ending December 31, 2026 through 2029.

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

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	June 30, 2026	December 31, 2025
Salary and related expenses	$19,018	$27,645
Discounts and allowances for commercial product sales	14,410	18,202
Commercial operations accruals	6,292	3,502
Accrued contract research organization	2,921	4,863
Accrued contract manufacturing organization	1,954	747
Accrued royalty	541	591
Accrued interest	10,982	2,152
Operating lease liability - current	2,076	2,110
Current portion of milestone rights liability(1)	520	520
Professional fees	737	1,015
Returns reserve for acquired product(2)	290	291
Other	1,027	2,990
Accrued expenses and other current liabilities	$60,768	$64,628

(1)
See Note 15 – Commitments and Contingencies under Contingencies — Milestone Rights.
(2)
See Note 15 – Commitments and Contingencies under Loss Contingencies — Returns Reserve for Acquired Product.

9. Borrowings

The Company’s borrowings as of June 30, 2026 are as follows (in thousands):

Amounts
Blackstone term loan, due 2030	$325,000
Total principal payments	325,000
Debt issuance costs	(5,915)
Total debt	$319,085

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

Pursuant to the credit facility provided for by the Credit Agreement (the “Blackstone Credit Facility”), the lenders (i) funded a $75 million initial term loan on the Closing Date; (ii) provided $250.0 million in delayed draw term loans on October 7, 2025 in connection with the transactions contemplated by the merger agreement with scPharma, with an additional $50.0 million in delayed draw term loan commitments remaining available under the Credit Agreement subject to certain customary draw down conditions, and (iii) made available up to $300.0 million in the form of uncommitted delayed draw term loans, which the Company may borrow in the future subject to mutual agreement with Blackstone and the lenders under the Credit Agreement. After deducting debt issuance costs payable by the Company, the net proceeds from the Blackstone Credit Facility were approximately $317.7 million. Amortization of debt issuance costs related to the Blackstone Credit Facility for the three and six months ended June 30, 2026 were approximately $0.4 million and $0.7 million, respectively. As of June 30, 2026, the unamortized debt issuance costs were $5.9 million.

The Blackstone Credit Facility will mature on August 6, 2030 (the “Maturity Date”). The Company elected to borrow the existing term loans as SOFR Loans, which bear interest at a rate per annum equal to one, three or six month term SOFR (at the Company’s election), subject to a 2.00% floor (the “Adjusted Term SOFR”), plus a margin of 4.75%. Upon the occurrence and continuation of an event of default under the Credit Agreement, interest on the term loans accrues at the applicable rate plus 2.00% per annum. Interest is paid quarterly or, if the Company elects 1-month SOFR, monthly. The interest rate margin for a SOFR loan increases to 5.00% at any time the Company’s ratio of indebtedness to adjusted EBITDA (measured on a trailing four quarter basis) is greater than or equal to 5.00:1.00 as of the most recent fiscal quarter for which the Company has delivered financial statements. As of June 30, 2026, the effective interest rate is 9.12% per annum. Term loans under the Credit Agreement are funded net of an upfront fee payable by the Company. The Company shall pay the delayed draw term loan lenders a ticking fee at a rate per annum equal to 1.00% of the daily unused portion of the delayed draw term loan commitments beginning on the one year anniversary of the agreement through the end of the delayed draw commitment period, payable quarterly in arrears.

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

As of June 30, 2026, there were no events of default and the Company was in compliance with all covenants under the Credit Agreement.

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

On March 4, 2026, the Company settled the remaining $36.3 million aggregate principal amount of the senior convertible notes, all of which were tendered for conversion prior to the maturity date of March 1, 2026. The settlement was made on March 4, 2026 with $35.5 million in cash and 569,023 shares of the Company’s common stock. The issuance of shares in connection with the repayment resulted in a loss on settlement of debt of approximately $0.9 million which was recorded in the condensed consolidated statements of operations in March 2026.

10. Collaborations, Licensing and Other Arrangements

Revenue from collaborations and services were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
UT License Agreement	$4,923	$—	$5,923	$—
UT CSA(1)	29,599	22,224	51,613	51,042
Amphastar co-promotion agreement	500	500	1,000	1,000
Cipla License and Distribution Agreement	—	37	—	73
Other	—	84	—	106
Total revenue from collaborations and services	$35,022	$22,845	$58,536	$52,221

(1)
Amounts consist of revenue recognized for Manufacturing Services to UT for the periods presented.

Total revenue from UT was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue from UT
UT License Agreement - royalties(1)	$32,370	$31,228	$65,119	$61,233
UT License Agreement(2)	4,923	—	5,923	—
UT CSA	29,599	22,224	51,613	51,042
Total revenue from UT	$66,892	$53,452	$122,655	$112,275

(1)
The contract asset related to the royalties receivable of $29.1 million and $28.1 million as of June 30, 2026 and 2025, respectively, was included in prepaid expense and other current assets in the condensed consolidated balance sheets and collected in the following quarter.
(2)
Amounts consist of revenue earned related to the development of ralinepag DPI.

UT License Agreement — In September 2018, the Company and UT entered into an exclusive global license and collaboration agreement (the “UT License Agreement”), pursuant to which UT is responsible for global development, regulatory and commercial activities with respect to Tyvaso DPI.

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

Under the terms of the UT License Agreement, UT has an option to develop additional dry powder inhalation therapies. In August 2025, UT exercised its option, which was memorialized in an amendment to the UT License Agreement (the "First Amendment"), and is treated as a separate contract for revenue recognition purposes under ASC 606. Under the First Amendment, the Company will formulate a dry powder formulation of ralinepag DPI, an investigational molecule, using its proprietary Technosphere platform, and United Therapeutics will conduct preclinical and clinical development. This development program has been designated MNKD-1501. Per the First Amendment, the Company received an upfront payment of $5.0 million in August 2025 and is eligible to receive up to $35.0 million in development milestones. The $35.0 million in development milestones is considered constrained due to the inherent uncertainty in the timing and likelihood of achieving the associated milestones. The Company is also eligible to receive 10% royalties on net sales of any resulting product. In April 2026, the Company received a supplemental payment of $5.0 million to support the development of ralinepag DPI. The Company combined the supplemental payment with the original transaction price and recognizes the consideration as revenue over the same performance obligation.

As of June 30, 2026, $6.9 million of the aggregate $10.0 million from the initial upfront payment and supplemental payment has been recognized as revenue, based on the input measure of progress, and the remaining $3.1 million is included within deferred revenue - short term on the Company's consolidated balance sheets.

UT CSA — The remaining performance obligation under the CSA, including the material right related to the tiered pricing within the contract, as amended and discussed below, is for manufacturing services to deliver product throughout the contract term. The revenue recognized under the CSA for manufacturing services is comprised of the sale of product to UT, recognition of previously deferred revenue, and reimbursements from other agreements for individual performance obligations. The portion of revenue related to each deliverable included in UT CSA revenue (in thousands) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
UT CSA Revenue
Sale of product	$26,997	$18,704	$44,927	$43,818
Recognition of previously deferred revenue	2,564	2,654	4,277	6,066
Other agreements	38	866	2,409	1,158
Total UT CSA revenue	$29,599	$22,224	$51,613	$51,042

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

During 2024, the Company entered into additional agreements with UT for individual performance obligations which are accounted for separately as they are distinct from Manufacturing Services and offered at a standalone selling price, for which we recognized a de minimis amount of revenue and $2.4 million for the three and six months ended June 30, 2026, respectively, and $0.9 million and $1.2 million for the three and six months ended June 30, 2025, respectively. Revenue for these arrangements is recognized at the point in time that the related service is delivered.

As of June 30, 2026, deferred revenue from the CSA with UT consisted of $44.9 million, of which $8.0 million was classified as current and $36.9 million was classified as long-term on the condensed consolidated balance sheet. As of December 31, 2025, deferred revenue from the CSA with UT consisted of $51.3 million, of which $11.3 million was classified as current and $40.0 million was classified as long-term on the condensed consolidated balance sheet.

Amphastar co-promotion agreement — In November 2024, the Company entered into a co-promotion agreement which provides the terms and conditions upon which the Company's sales force shall promote Baqsimi (glucagon) nasal powder to designated health care professionals in territories where the Company currently promotes Afrezza. Per the terms of the co-promotion agreement, as amended in December 2025, Amphastar is obligated to pay fixed quarterly payments to the Company through December 31, 2026. The Company identified a single performance obligation satisfied over time. Revenue is recognized based on the measurement of progress. The Company recognized $0.5 and $1.0 million in collaborations and services revenue from this agreement on its condensed consolidated statements of operations for the three and six months ended June 30, 2026, respectively. The Company recognized $0.5 and $1.0 million in collaborations and services revenue from this agreement on its condensed consolidated statements of operations for the three and six months ended June 30, 2025, respectively.

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

The Company recorded no revenue and $0.1 million in revenue from commercial product sales to Cipla in India for the three and six months ended June 30, 2026. There were no commercial product sales to Cipla in India for the three and six months ended June 30, 2025.

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

The carrying amounts reported in the condensed consolidated financial statements for cash, accounts receivable, accounts payable, and accrued expenses and other current liabilities (excluding the Milestone Rights liability) approximate their fair value due to their relatively short maturities. The carrying value of the Company's Blackstone term loans approximates fair value because the loans bear interest at variable rates that are reflective of current market conditions. The fair value of the senior convertible notes, Milestone Rights liability, Financing liability, Liability for sale of future royalties and Contingent consideration liability are disclosed below.

Financial Liabilities — The following tables set forth the fair value of the Company’s financial instruments (Level 3 in the fair value hierarchy) (in millions):

	June 30, 2026
		Fair Value
	Carrying Value	Significant Unobservable Inputs (Level 3)
Financial liabilities:
Milestone rights(1)	$2.5	$16.5
Financing liability(2)	103.0	104.4
Liability for sale of future royalties(3)	147.8	92.7
Contingent consideration liability(4)	34.0	34.0

(1)
Fair value was determined by applying a Monte Carlo simulation method for the calculation of the potential payment and the Geometric Brownian Motion forecasting model to estimate the underlying revenue. Market based inputs and other Level 3 inputs were used to forecast future revenue. The key inputs used included a risk-free rate of 4.27%, dividend yield of 0%, volatility of 43.0%, period of 7 years and credit risk of 12.5%.
(2)
Fair value was determined by applying a discounted cash flow analysis with a hypothetical yield of 9.5%. A change in yield of + or – 2% would result in a fair value of $93.0 million and $118.1 million, respectively.
(3)
Fair value was determined by applying a discounted cash flow analysis with a hypothetical yield of 10.5%. A change in yield of + or – 2% would result in a fair value of $85.1 million and $101.5 million, respectively.
(4)
Fair value was determined to be $28.9 million for Milestone 1 using a probability weighted expected return methodology based on the Company's estimate of probability of achievement of regulatory approval which was 95% across various timepoints and a discount rate of 11.7%. A change in estimate of probability and discount rate for Milestone 1 of + or – 2% would result in a fair value of $28.0 million and $29.8 million, respectively. Fair value was determined to be $5.1 million for Milestone 2 using a Monte Carlo simulation method based on a 56.7% volatility and 11.7% discount rate. Market based inputs and other Level 3 inputs were used to forecast future revenue. A change in discount rate on Milestone 2 of + or – 2% would result in a fair value of $5.1 million and $5.2 million, respectively.

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

12. Common and Preferred Stock

The Company is authorized to issue 800,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series as designated by the Company’s board of directors. No other class of capital stock is authorized. As of June 30, 2026 and December 31, 2025, 309,911,682 and 307,832,587 shares of common stock, respectively, were issued and outstanding and no shares of preferred stock were outstanding.

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

During the six months ended June 30, 2026, the Company received $0.5 million from the market price stock purchase plan ("MPSPP") for 164,952 shares of common stock. During the six months ended June 30, 2025, the Company received $0.3 million from the MPSPP for 73,929 shares of common stock.

For shares of common stock issued pursuant to the Company's 2004 employee stock purchase plan ("ESPP"), see Note 14 – Stock-Based Compensation Expense.

13. Earnings per Common Share

The following tables summarize the components of the basic and diluted EPS computations (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
EPS – basic:
Net (loss) income (numerator)	$(19,032)	$668	$(35,651)	$13,826
Weighted average common shares (denominator)	309,191	304,954	308,732	304,222
Net (loss) income per share	$(0.06)	$0.00	$(0.12)	$0.05
EPS – diluted:
Net (loss) income (numerator)	(19,032)	668	(35,651)	13,826
Weighted average common shares	309,191	304,954	308,732	304,222
Effect of dilutive securities – common shares issuable	—	6,530	—	8,159
Adjusted weighted average common shares (denominator)	309,191	311,484	308,732	312,381
Net (loss) income per share	$(0.06)	$0.00	$(0.12)	$0.04

For the three months ended June 30, 2026, diluted net loss per share was the same as basic net loss per share because the inclusion of potential common shares would have been antidilutive. Potentially dilutive securities outstanding for the three months ended June 30, 2026 were 20.3 million shares of common stock underlying RSUs and Market RSUs and 11.6 million shares underlying options.

For the six months ended June 30, 2026, diluted net loss per share was the same as basic net loss per share because the inclusion of potential common shares would have been antidilutive. Potentially dilutive securities outstanding for the six months ended June 30, 2026 were 10.3 million shares of common stock underlying RSUs and Market RSUs and 3.1 million shares underlying options.

For the three months ended June 30, 2025, diluted net income per share excluded the weighted average effect of 6.3 million shares of common stock underlying RSUs and Market RSUs, 1.0 million shares underlying options, and 7.0 million common shares issuable upon conversion of our senior convertible notes as they were antidilutive.

For the six months ended June 30, 2025, diluted net income per share excluded the weighted average effect of 3.3 million shares of common stock underlying RSUs and Market RSUs, 0.3 million shares underlying options, and 7.0 million common shares issuable upon conversion of our senior convertible notes as they were antidilutive.

14. Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the condensed consolidated statements of operations is included in the following categories (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of goods sold	$302	$91	$546	$208
Cost of revenue – collaborations and services	985	979	1,836	1,874
Research and development	1,106	952	1,622	1,651
Selling, general and administrative	7,833	5,498	12,677	9,172
Total	$10,226	$7,520	$16,681	$12,905

Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
RSUs and options	$9,957	$7,357	$16,119	$12,569
Employee stock purchase plan	269	163	562	336
Total	$10,226	$7,520	$16,681	$12,905

The following table summarizes information pertaining to RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 1, 2026	16,485,829	$5.82
Granted	3,302,156	4.84
Vested	(990,798)	4.01
Forfeited	(721,729)	5.17
Outstanding as of June 30, 2026	18,075,458	5.76

As of June 30, 2026, there was $51.0 million of unrecognized stock-based compensation expense related to RSUs, Market RSUs and Performance RSUs, which is expected to be recognized over a weighted average period of approximately 1.9 years.

The following table summarizes information pertaining to options:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding as of January 1, 2026	5,370,220	$1.66	2.36	$21,522
Granted	7,778,380	2.44
Exercised	(332,261)	1.66
Forfeited	(335,916)	2.44
Expired	(156,948)	3.65
Outstanding as of June 30, 2026	12,323,475	$2.11	6.67	$26,550
Exercisable as of June 30, 2026	4,876,011	$1.59	1.99	$12,995

The following table summarizes the key assumptions used by the Company to value the stock option awards granted during the six months ended June 30, 2026. The Company did not grant options during the six months ended June 30, 2025.

Six Months Ended June 30,
Fair value of common stock	$2.44
Expected term (years)	6.50
Volatility	58.51%
Interest rate	3.88%

As of June 30, 2026, there was $10.1 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted average period of approximately 3.7 years.

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

There were approximately 1.5 million shares of common stock available for issuance under the ESPP as of June 30, 2026.

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

Contingencies — Milestone Rights — In July 2013, the Company entered into the Milestone Rights Agreement with the Original Milestone Purchasers, pursuant to which the Company granted the Milestone Rights to receive payments up to $90.0 million upon the occurrence of specified strategic and sales milestones, of which $45.0 million remains payable to the Milestone Purchasers as of June 30, 2026.

During the three and six months ended June 30, 2026, the Company achieved an Afrezza net sales milestone which will result in a $5.0 million payment to the Milestone Purchasers in the third quarter of 2026. Upon achievement of the milestone, the Company recognized $4.5 million of interest expense on the condensed consolidated statement of operations during the three months ended June 30, 2026.

The Milestone Rights Agreement includes customary representations and warranties and covenants by the Company, including restrictions on transfers of intellectual property related to Afrezza. The Milestone Rights are subject to acceleration in the event the Company transfers its intellectual property related to Afrezza in violation of the terms of such agreement.

As of June 30, 2026, the remaining Milestone Rights liability balance was $2.5 million and consisted of $0.5 million of current liability, which was presented as accrued expenses and other current liabilities, and $2.0 million of long-term liability, which was presented as milestone liabilities in the condensed consolidated balance sheets. The value of the Milestone Rights liability was based on initial fair value estimates calculated using the income approach and is reduced by milestone achievement payments made.

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

Given the Company’s continuing involvement with the generation of Tyvaso DPI revenue under the UT License Agreement and CSA, which includes the Company’s supply and manufacture of Tyvaso DPI, and the Company’s retention and associated defense and maintenance obligations of the intellectual property required in the manufacture of Tyvaso DPI, the Upfront Proceeds were recorded as a liability for sale of future royalties (the “Royalty Liability”) on the condensed consolidated balance sheets, and any proceeds from future milestones will be added to the Royalty Liability balance upon receipt. Although the Company is not obligated to repay any portion of the Purchase Price to Sagard, the Royalty Liability under the PSA is secured by a security interest granted to Sagard in the underlying 1% royalty rights and any proceeds therefrom. As a result of the PSA, transaction costs totaling $4.4 million (including the Reimbursements) are reported net of the Royalty Liability balance and amortized to interest expense in the condensed consolidated statements of operations over the life of the PSA using the effective interest method. Unamortized transaction costs were approximately $3.8 million and $3.9 million as of June 30, 2026 and December 31, 2025, respectively.

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

The following table shows the activity within the Royalty Liability account as well as the effective interest rate (dollars in thousands):

Amount
Balance, January 1, 2026	$151,283
Amortization of deferred transaction costs	114
Non-cash interest expense on liability for sale of future royalties	2,959
Royalty revenue earned by or payable to Sagard	(6,512)
Balance, June 30, 2026	$147,844

Effective interest rate	1.2%

Sale-Leaseback Transaction— In November 2021, the Company sold certain land, building and improvements located in Danbury, CT (the "Property") to an affiliate of Creative Manufacturing Properties (the "Purchaser") for a sales price of $102.3 million, subject to the terms and conditions contained in a purchase and sale agreement.

Effective with the closing of the Sale-Leaseback Transaction, the Company and the Purchaser entered into a lease agreement (the “Lease”), pursuant to which the Company leased the Property from the Purchaser for an initial term of 20 years, with four renewal options of five years each. The total annual rent under the Lease started at approximately $9.4 million per year, subject to a 50% rent abatement during the first year of the Lease, and will increase annually by (i) 2.5% in the second through fifth year of the Lease and (ii) 3% in the sixth and each subsequent year of the Lease, including any renewal term, utilizing a weighted average discount rate of 9.0%. The Company is responsible for payment of operating expenses, property taxes and insurance for the Property. The Purchaser will hold a security deposit of $2.0 million during the Lease term. Pursuant to the terms of the Lease, the Company has four options to repurchase the Property, in 2026, 2031, 2036 and 2041, for the greater of (i) $102.3 million or (ii) the fair market value of the Property.

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

As of June 30, 2026, the related financing liability was $103.0 million, which was recognized in the condensed consolidated balance sheet and of which $92.5 million was long-term and $10.5 million was current. As of December 31, 2025, the related financing liability was $103.4 million, of which $93.1 million was long-term and $10.3 million was current.

Financing liability information was as follows (dollars in thousands):

	June 30, 2026	December 31, 2025
Weighted average remaining lease term (in years)	15.3	15.8
Weighted average discount rate	9.0%	9.0%

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense	$2,362	$2,381	$4,705	$4,740
Amortization of debt issuance costs	52	52	102	103
Interest expense on financing liability	$2,414	$2,433	$4,807	$4,843

The Company's remaining financing liability payments were as follows (in thousands):

June 30, 2026
2026	$5,290
2027	10,849
2028	11,174
2029	11,510
2030	11,855
Thereafter	153,913
Total	204,591
Interest payments	(99,451)
Debt issuance costs	(2,157)
Total financing liability	$102,983

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

In December 2023, the Company and Amphastar amended the Insulin Supply Agreement to extend the term, restructure the annual purchase commitments and include a capacity fee for certain future periods. The Company's remaining purchase commitments and estimated capacity fee liability as of June 30, 2026 were as follows (€ in millions):

	June 30, 2026
	Remaining Purchase Commitments (€ in millions)	Estimated Capacity Fees(1) (€ in millions)
2026 (Remaining)(1)	—	1.5
2027	3.2	2.3
2028	5.6	1.3
2029	5.8	1.0
2030	5.8	1.0
2031	5.8	1.0
2032	7.3	0.6
2033	7.7	0.5
2034	7.7	0.5
2035	5.2	0.5
2036	1.1	0.1
Total	55.2	10.3

(1)
During the three and six months ended June 30, 2026, the Company incurred a capacity fee of €0.8 million, or $0.9 million, and €1.5 million, or $1.7 million, respectively, which was recognized as cost of goods sold for commercial sales in our condensed consolidated statement of operations.

Pursuant to the amendment, the term of the Insulin Supply Agreement expires on the later of December 31, 2034 or the completion of the total remaining purchase commitment quantities, unless terminated earlier, and can be renewed for additional, successive two-year terms upon 12 months’ written notice given prior to the end of the initial term or any additional two-year term. The Company and Amphastar each have normal and customary termination rights, including termination for a material breach that is not cured within a specific time frame or in the event of liquidation, bankruptcy or insolvency of the other party. In addition, the Company may terminate the Insulin Supply Agreement upon two years’ prior written notice to Amphastar without cause or upon 30 days’ prior written notice to Amphastar if a controlling regulatory authority withdraws approval for Afrezza, provided, however, in the event of a termination pursuant to either of the latter two scenarios, the provisions of the Insulin Supply Agreement require the Company to pay the full amount of all unpaid purchase commitments due over the initial term within 60 calendar days of the effective date of such termination.

The Company periodically reviews the terms of the long-term Insulin Supply Agreement and assesses the need for any accrual for estimated losses, such as lower-of-cost or net-realizable-value that will not be recovered by future product sales. The recognized loss on purchase commitments of $64.1 million and $66.0 million is included in our condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively, and is reduced as inventory items are received or such liability is extinguished.

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

Lease information was as follows (dollars in thousands):

	June 30, 2026	December 31, 2025
Operating lease right-of-use assets(1)	$10,847	$11,822

Operating lease liability-current(2)	2,076	2,110
Operating lease liability-long-term	9,687	10,689
Total	11,763	$12,799

Weighted average remaining lease term (in years)	6.0	6.4
Weighted average discount rate	7.6%	7.6%

(1)
Operating right-of-use assets related to offices and the manufacturing facility for V-Go are included in other assets in the condensed consolidated balance sheets.
(2)
Operating lease liability – current is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease costs	$698	$730	$1,489	$1,459
Variable lease costs	108	189	256	432
Cash paid	806	919	1,745	1,891

The Company's future minimum office lease payments were as follows (in thousands):

June 30, 2026
2026	$1,388
2027	2,834
2028	2,455
2029	1,735
2030	1,528
Thereafter	4,708
Total	14,648
Less: imputed interest	(2,885)
Total operating lease liability	$11,763

16. Income Taxes

During the three and six months ended June 30, 2026, the Company recorded income tax benefit of $0.1 million and income tax expense of $0.1 million, respectively, related to state taxes, which was calculated using the discrete year-to-date method. The income tax expense for the three and six months ended June 30, 2025 was $0.3 million and $0.7 million, respectively. The effective tax rate differs from the federal statutory tax rate of 21% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and concluded, in accordance with the applicable accounting standards, that net deferred tax assets should be fully reserved.

The Company has assessed its position with regards to uncertainty in tax positions and has not recognized a liability for unrecognized tax benefits. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the six months ended June 30, 2026, the Company recognized a de minimis amount of interest and penalties. The Company’s tax years since 2022 remain subject to examination by tax authorities.

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

17. Subsequent Event

On July 23, 2026, the Company entered into a Securities Purchase Agreement with certain institutional accredited investors (the “Investors”), pursuant to which the Company agreed to sell and issue to the Investors an aggregate of 10,440,838 shares (“Shares”) of the Company’s common stock, par value $0.01 (“Common Stock”), at a purchase price of $3.89 per Share, and in lieu of shares of Common Stock, pre-funded warrants to purchase an aggregate of 2,412,632 shares of Common Stock (“Warrant Shares”), at a purchase price of $3.88 per Warrant Share underlying the pre-funded warrants, in a private placement transaction (the “Private Placement”).

The closing of the Private Placement occurred on July 24, 2026 (the “Closing”). The total gross proceeds received by the Company from the Private Placement, before expenses, were approximately $50.0 million.

The pre-funded warrants have an exercise price of $0.01 per Warrant Share, subject to customary adjustments, and will not expire until exercised in full. The pre-funded warrants are also exercisable on a net exercise “cashless” basis. The pre-funded warrants may not be exercised if the aggregate number of shares of Common Stock beneficially owned by the holder thereof immediately following such exercise would exceed a specified beneficial ownership limitation, not to exceed 19.99%.

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

Our cardiometabolic business is currently comprised of three commercial products: Afrezza (insulin human) Inhalation Powder; Furoscix (furosemide injection); and the V-Go wearable insulin delivery device:

•
Afrezza is an ultra rapid-acting inhaled insulin indicated to improve glycemic control in patients with diabetes aged six and older. Afrezza was developed by us and consists of a dry powder formulation of human insulin delivered from a small portable inhaler. Administered at the beginning of a meal, Afrezza dissolves rapidly upon inhalation to the lung and delivers insulin quickly to the bloodstream. The expansion of the label to include children and adolescents aged 6 and older living with diabetes was approved by the U.S. Food and Drug Administration (FDA) on May 29, 2026.
•
Furoscix is a novel formulation of furosemide that delivers an 80 mg dose via an on-body infusor over a five-hour period. Furoscix is approved by the FDA for the treatment of edema in pediatric patients who weigh at least 43 kg and adult patients with chronic heart failure or chronic kidney disease. Furoscix is the first FDA-approved subcutaneous loop diuretic that delivers intravenous-equivalent diuresis at home as opposed to a hospital setting. Furoscix ReadyFlow, a high concentration formulation of furosemide that is delivered via an autoinjector, was approved by the FDA on July 23, 2026 for the treatment of edema (fluid overload) in adults with heart failure or chronic kidney disease.
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

The proprietary formulation and inhaler technologies used in Afrezza have also been deployed in our efforts to develop products to treat orphan lung diseases. Our first product to address an orphan lung disease, Tyvaso DPI (treprostinil) inhalation powder, received FDA approval in May 2022 for the treatment of pulmonary arterial hypertension (or PAH) and pulmonary hypertension associated with interstitial lung disease (or PH-ILD). Our development and marketing partner, United Therapeutics, began commercializing Tyvaso DPI in June 2022 and is obligated to pay us a royalty on net sales of the product. We also receive revenue for the supply of Tyvaso DPI that we manufacture for UT. In August 2025, we announced the expansion of our collaboration, pursuant to which we are formulating ralinepag DPI (MNKD-1501) as a dry powder using our proprietary technologies. United Therapeutics will conduct preclinical and clinical development activities of MNKD-1501. Per the agreement, we received an upfront payment and subsequent development payment and are eligible to receive milestone payments upon achievement of specified development milestones as well as royalties on net sales of MNKD-1501, if approved.

The other major program in our pipeline that will potentially address an orphan lung disease is MNKD-201, a dry-powder formulation of nintedanib for the treatment of idiopathic pulmonary fibrosis (or IPF). An oral dosage form of nintedanib has been available for more than a decade. However, a fairly large oral dose is required in order to achieve sufficient drug levels in lung tissue. High systemic levels of nintedanib are often associated with undesirable side effects. Our goal with an inhaled formulation is to deliver a therapeutic amount of nintedanib to the lungs while avoiding high levels of the drug in other tissues. In 2024, we conducted a Phase 1 clinical study of MNKD-201, which met its primary objective of demonstrating positive safety results and good tolerability in healthy volunteers. We recently reported top-line data from a Phase 1b study of MNKD-201 conducted in the United States, with additional results to be presented at a future scientific conference. We are currently conducting a global Phase 2 study to assess the potential safety and efficacy of this investigational product in patients with IPF.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies and estimates can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025. See Note 1 – Description of Business and Significant Accounting Policies in the condensed consolidated financial statements included in Part I – Financial Statements (Unaudited) for descriptions of the new accounting policies and impact of adoption.

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

Our future success is dependent on our, and our current and future collaboration partners’ ability to effectively commercialize approved products. Our future success is also dependent on our pipeline of new products and expansion opportunities for existing products, such as new formulations or expanded indications. There is a high rate of failure inherent in the R&D process for new drugs. As a result, there is a high risk that the funds we invest in research programs will not generate sufficient financial returns. Products may appear promising in development but fail to reach market within the expected or optimal timeframe, or at all.

Three and six months ended June 30, 2026 and 2025

Revenues

The following table provides a comparison of the revenue categories for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Revenues
Commercial product sales:
Gross revenue from product sales	$60,580	$33,898	$26,682	79%
Less: Wholesaler distribution fees, rebates and chargebacks, product returns and other discounts	18,597	11,444	7,153	63%
Net revenue from commercial product sales	$41,982	$22,454	19,528	87%
Gross-to-net revenue adjustment percentage	31%	34%
Collaborations and services	35,022	22,845	12,177	53%
Royalties	32,370	31,228	1,142	4%
Total revenues	$109,374	$76,527	32,847	43%

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Revenues
Commercial product sales:
Gross revenue from commercial product sales	$108,507	$63,474	$45,033	71%
Less: Wholesaler distribution fees, rebates and chargebacks, product returns and other discounts	32,618	22,047	10,571	48%
Commercial product sales	$75,889	$41,427	34,462	83%
Gross-to-net revenue adjustment percentage	30%	35%
Collaborations and services	58,536	52,221	6,315	12%
Royalties	65,119	61,233	3,886	6%
Total revenues	$199,544	$154,881	44,663	29%

Afrezza — Gross revenue from sales of Afrezza decreased by $1.7 million, or 6%, for the three months ended June 30, 2026 compared to the same period in the prior year. The decrease was driven primarily by lower demand. The gross-to-net adjustment was 33% of gross revenue, or $8.4 million, for the three months ended June 30, 2026 compared to 32% of gross revenue, or $8.8 million, for the same period in the prior year. As a result, net revenue from sales of Afrezza decreased by $1.3 million, or 7%, for the three months ended June 30, 2026 compared to the same period in the prior year.

Gross revenue from sales of Afrezza decreased by $2.8 million, or 6%, for the six months ended June 30, 2026 compared to the same period in the prior year. The decrease was driven primarily by lower demand. The gross-to-net adjustment was 32% of gross revenue, or $15.2 million, for the six months ended June 30, 2026 compared to 34% of gross revenue, or $17.1 million, for the same period in the prior year. The decreased gross-to-net percentage was primarily attributable to a decrease in rebates in accordance with contractual arrangements. As a result, net revenue from sales of Afrezza decreased by $0.9 million, or 3%, for the six months ended June 30, 2026 compared to the same period in the prior year.

Furoscix — Gross revenue from sales of Furoscix was $31.1 million for the three months ended June 30, 2026. The gross-to-net adjustment was 29% of gross revenue, or $8.9 million, resulting in net revenue of $22.2 million for the three months ended June 30, 2026. Gross revenue from sales of Furoscix was $52.0 million for the six months ended June 30, 2026. The gross-to-net adjustment was 28% of gross revenue, or $14.3 million, resulting in net revenue of $37.7 million for the six months ended June 30, 2026. There was no Furoscix revenue in the prior-year periods as we did not own or commercialize Furoscix until our acquisition of scPharma in October 2025.

V-Go — Gross revenue from sales of V-Go decreased by $2.7 million, or 40%, for the three months ended June 30, 2026 compared to the same period in the prior year and was primarily a result of lower demand. The gross-to-net adjustment was 32% of gross revenue, or $1.3 million, for the three months ended June 30, 2026 compared to 39% of gross revenue, or $2.6 million, for the same period in the prior year. As a result, net revenue from sales of V-Go decreased by $1.4 million, or 33%, for the three months ended June 30, 2026 compared to the same period in the prior year.

Gross revenue from sales of V-Go decreased by $4.2 million, or 32%, for the six months ended June 30, 2026 compared to the same period in the prior year and was primarily a result of lower demand. The gross-to-net adjustment was 35% of gross revenue, or $3.1 million, for the six months ended June 30, 2026 compared to 38% of gross revenue, or $5.0 million, for the same period in the prior year. The improved gross-to-net percentage was primarily attributable to a decrease in rebates related to a reduction in active contracts. Net revenue from sales of V-Go decreased by $2.3 million, or 28%, for the six months ended June 30, 2026 compared to the same period in the prior year.

Collaborations and Services and Royalties — Net revenue from collaborations and services increased by $12.2 million, or 53%, for the three months ended June 30, 2026 compared to the same period in the prior year. The increase in revenue in the current quarter was primarily attributable to increased product sold to UT due to timing of manufacturing activities and recognition of the related deferred revenue as well as revenue earned related to the development of ralinepag DPI. Royalty revenue from UT increased by $1.1 million, or 4%, for the three months ended June 30, 2026 due to UT's increase in net revenue from sales of Tyvaso DPI.

Net revenue from collaborations and services increased by $6.3 million, or 12%, for the six months ended June 30, 2026 compared to the same period in the prior year. The increase in revenue was primarily attributable to an increase in revenue earned related to the development of ralinepag DPI. Royalty revenue from UT increased by $3.9 million, or 6%, for the six months ended June 30, 2026 due to UT's increase in net revenue from sales of Tyvaso DPI.

Commercial product gross profit

The following table provides a comparison of the commercial product gross profit categories for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Commercial product gross profit:
Commercial product sales	$41,982	$22,454	$19,528	87%
Less: Cost of goods sold, commercial, excluding amortization of acquired intangible assets	14,409	4,607	9,802	213%
Commercial product gross profit:	$27,573	$17,847	9,726	54%
Gross margin	66%	79%

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Commercial product gross profit:
Commercial product sales	$75,889	$41,427	$34,462	83%
Less: Cost of goods sold, commercial, excluding amortization of acquired intangible assets	21,917	8,375	13,542	162%
Commercial product gross profit:	$53,972	$33,052	20,920	63%
Gross margin	71%	80%

Commercial product gross profit increased by $9.7 million, or 54%, for the three months ended June 30, 2026 compared to the same period in the prior year. Commercial product gross profit increased by $20.9 million, or 63%, for the six months ended June 30, 2026 compared to the same period in the prior year. The increase in both periods was primarily attributable to the increase in total product revenues after adding Furoscix to our product portfolio following the acquisition of scPharma in October 2025. Gross margin as a percentage of revenue decreased by 13% for the three months ended June 30, 2026 compared to the same period in the prior year and 9% for the six months ended June 30, 2026 compared to the same period in the prior year. The decrease in both periods was primarily attributable to the inclusion of Furoscix in our product portfolio which has a lower gross margin percentage than Afrezza.

Expenses

The following table provides a comparison of the expense categories for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Expenses:
Cost of goods sold – commercial, excluding amortization of acquired intangible assets	$14,409	$4,607	$9,802	213%
Cost of revenue – collaborations and services	15,131	15,961	(830)	(5%)
Research and development	18,001	13,675	4,326	32%
Selling, general and administrative	58,302	31,622	26,680	84%
Amortization of acquired intangible assets	4,367	—	4,367	*
(Gain) loss on foreign currency transaction	(486)	5,363	(5,849)	*
Total expenses	$109,724	$71,228	38,496	54%

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Expenses:
Cost of goods sold – commercial, excluding amortization of acquired intangible assets	$21,917	$8,375	$13,542	162%
Cost of revenue – collaborations and services	25,094	29,709	(4,615)	(16%)
Research and development	35,232	24,697	10,535	43%
Selling, general and administrative	112,389	56,636	55,753	98%
Amortization of acquired intangible assets	8,734	—	8,734	*
(Gain) loss on foreign currency transaction	(1,804)	7,872	(9,676)	*
Total expenses	$201,562	$127,289	74,273	58%

Cost of revenue – collaborations and services decreased by $0.8 million, or 5%, for the three months ended June 30, 2026 compared to the same period in the prior year. Cost of revenue – collaborations and services decreased by $4.6 million, or 16% for the six months ended June 30, 2026 compared to the same period in the prior year. The decrease in both periods was due to a decrease in cost per blister due to increased efficiencies in manufacturing activities in our Danbury, CT facility.

Research and development expenses increased by $4.3 million, or 32%, for the three months ended June 30, 2026 compared to the same period in the prior year. Research and development expenses increased by $10.5 million, or 43%, for the six months ended June 30, 2026 compared to the same period in the prior year. The increases in both periods were primarily attributable to the development of the Furoscix ReadyFlow Formulation as well as higher personnel costs following the acquisition of scPharma and increased development costs for MNKD-201, which has begun enrolling subjects. These increases were partially offset by lower clinical development expenses resulting from the discontinuation of the ICoN-1 clinical study for MNKD-101 and the completion of the Afrezza pediatric study (INHALE-1).

Selling, general and administrative expenses increased by $26.7 million, or 84%, for the three months ended June 30, 2026 compared to the same period in the prior year. Selling, general and administrative expenses increased by $55.8 million, or 98%, for the six months ended June 30, 2026 compared to the same period in the prior year. The increases in both periods were primarily related to costs associated with the promotion and support of Furoscix, as well as expanding our field-based teams and activities to support the launches associated with the recent approvals of the pediatric indication for Afrezza and the Furoscix ReadyFlow Autoinjector.

Amortization of acquired intangible assets was $4.4 million for the three months ended June 30, 2026 and $8.7 million for the six months ended June 30, 2026 and was related to the amortization of the developed technology related to the Furoscix on-body infusor acquired from scPharma.

Gain on foreign currency transaction was $0.5 million for the three months ended June 30, 2026 compared to a loss of $5.4 million for the same period in the prior year. Gain on foreign currency transaction was $1.8 million for the six months ended June 30, 2026 compared to a loss of $7.9 million for the same period in the prior year. These non-cash changes were due to fluctuations in U.S. dollar to Euro exchange rates. Under our Insulin Supply Agreement with Amphastar, payment obligations for future purchases are denominated in Euros. We record the foreign currency transaction impact of the U.S. dollar to Euro exchange rate associated with the future purchase commitments.

Other Income (Expense)

The following table provides a comparison of the other income (expense) categories for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Interest income, net	$1,022	$1,832	$(810)	(44%)
Interest expense	(11,894)	(285)	(11,609)	(4,073%)
Interest expense on liability for sale of future royalties	(510)	(3,473)	2,963	85%
Interest expense on financing liability	(2,414)	(2,433)	19	1%
Other expense	(4,992)	—	(4,992)	*
Total other expense	$(18,788)	$(4,359)	14,429	(331%)

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Interest income, net	$2,452	$3,788	$(1,336)	(35%)
Interest expense	(19,372)	(4,930)	(14,442)	(293%)
Interest expense on liability for sale of future royalties	(3,073)	(7,050)	3,977	56%
Interest expense on financing liability	(4,807)	(4,843)	36	1%
Loss on settlement of debt	(917)	-	(917)	*
Other expense	(7,769)	-	(7,769)	*
Total other expense	$(33,486)	$(13,035)	(20,451)	(157%)

Interest income, net, consisting of interest and accretion on investments net of amortization, decreased by $0.8 million for the three months ended June 30, 2026 compared to the same period in the prior year and decreased by $1.3 million for the six months ended June 30, 2026 compared to the same period in the prior year. This was primarily due to a lower average balance on our securities portfolio and lower yields.

Interest expense increased by $11.6 million for the three months ended June 30, 2026 compared to the same period in the prior year and increased by $14.4 million for the six months ended June 30, 2026 compared to the same period in the prior year. The increase was primarily due to new term loans with an aggregate principal amount of $325.0 million, which were drawn in August and October 2025 as well as the achievement of an Afrezza net sales milestone in the second quarter of 2026, which resulted in the recognition of $4.5 million of interest expense. See Note 15 – Commitments and Contingencies - Milestone Rights for additional information on the Afrezza net sales milestone.

Interest expense on liability for sale of future royalties decreased by $3.0 million and $4.0 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in the prior year. Interest consists of imputed interest and the amortization of debt issuance costs on the liability recorded in connection with the sale of 1% of our Tyvaso DPI royalties in December 2023. Imputed interest is based on third-party estimates of future royalties to be generated from Tyvaso DPI. See Note 15 – Commitments and Contingencies.

Interest expense on financing liability was $2.4 million for both the three months ended June 30, 2026 and 2025, and $4.8 million for both the six months ended June 30, 2026 and 2025. Interest expense on financing liability represents interest incurred on the sale lease-back transaction for our manufacturing facility in Danbury, Connecticut.

Loss on settlement of debt of $0.9 million for the six months ended June 30, 2026 was incurred in connection with the settlement of the senior convertible notes in March 2026.

Other expense of $5.0 million for the three months ended June 30, 2026 and $7.8 million for the six months ended June 30, 2026 was the result of the remeasurement of the fair value of the contingent consideration liability obtained from the acquisition of scPharma. The contingent consideration will be remeasured each subsequent reporting period until the related contingencies have been resolved.

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

The following table reconciles our financial measures for net (loss) income and net (loss) income per share ("EPS") for basic weighted average shares as reported in our condensed consolidated statements of operations to a non-GAAP presentation as adjusted by certain items identified below.

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Net Loss	Basic EPS	Net Income	Basic EPS	Net Loss	Basic EPS	Net Income	Basic EPS

GAAP reported net (loss) income	$(19,032)	$(0.06)	$668	$0.00	$(35,651)	$(0.12)	$13,826	$0.05
Non-GAAP adjustments:
Stock compensation	10,226	0.03	7,520	0.03	16,681	0.05	12,905	0.04
Interest expense on liability for sale of future royalties	510	0.00	3,473	0.01	3,073	0.01	7,050	0.02
Sold portion of royalty revenue (1)	(3,237)	(0.01)	(3,123)	(0.01)	(6,512)	(0.02)	(6,123)	(0.02)
(Gain) loss on foreign currency transaction	(486)	0.00	5,363	0.02	(1,804)	(0.01)	7,872	0.03
Amortization of intangible assets acquired	4,367	0.01	—	—	8,734	0.03	—	—
Change in fair value of contingent consideration	4,992	0.02	—	—	7,769	0.03	—	—
Loss on settlement of debt	—	—	—	—	917	0.00	—	—
Non-GAAP adjusted net (loss) income	$(2,660)	$(0.01)	$13,901	$0.05	$(6,793)	$(0.03)	$35,530	$0.12
Weighted average shares used to compute net (loss) income per share – basic	309,191		304,954		308,732		304,222

(1)
Represents the non-cash portion of the 1% royalty on net sales of Tyvaso DPI earned during the three and six months ended June 30, 2026 and 2025, which is remitted to the royalty purchaser and recognized as royalties from collaborations in our condensed consolidated statements of operations. Our royalties from collaborations during the three and six months ended June 30, 2026 totaled $32.4 million and $65.1 million, respectively, of which $3.2 million and $6.5 million, respectively were remitted to the royalty purchaser.

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

As of June 30, 2026, we had $64.1 million in insulin purchase commitments and $325.0 million aggregate principal amount under the Blackstone Credit Facility. The Blackstone Credit Facility will mature on August 6, 2030. As of June 30, 2026, the effective interest rate is 9.12% per annum. The SOFR Loans borrowed under the Blackstone Credit Facility are subject to the Adjusted Term SOFR plus margin of 5.00%. We have the option to prepay the loans under the Blackstone Credit Facility in whole or in part, subject to early prepayment fees on or prior to the third anniversary of the Closing Date. See Note 9 – Borrowings for further information related to the Blackstone Credit Facility.

In July 2013, we granted Milestone Rights to the original purchasers under the Milestone Rights Agreement. The original purchasers later assigned those rights to new holders. As of June 30, 2026, $45.0 million remains payable upon the occurrence of specified strategic and sales milestones under the Milestone Rights Agreement. During the three and six months ended June 30, 2026, the Company achieved an Afrezza net sales milestone which will result in a $5.0 million payment to the Original Milestone Purchasers in the third quarter of 2026. See Note 15 – Commitments and Contingencies for further information related to the Milestone Rights.

In October 2025, we entered into the CVR Agreement with the rights agent party thereto, which governs the terms of the CVRs issued to the former stockholders of scPharma in the acquisition transaction. Milestone 1 under the CVR Agreement was achieved on July 23, 2026, which will necessitate an aggregate payout of approximately $44.8 million in the third quarter of 2026. Following the payout for the achievement of Milestone 1, the maximum aggregate amount payable with respect to the CVRs is $14.9 million, subject to the achievement of certain net sales milestones on or prior to the applicable milestone outside date in accordance with the CVR Agreement. See Note 2 – Business Combinations – Contingent Value Right ("CVR") for further information related to the CVR Agreement.

On July 24, 2026, we completed a private placement to certain institutional investors in which we sold and issued 10,440,838 shares our common stock at a purchase price of $3.89 per share and pre-funded warrants exercisable for 2,412,632 shares of common stock at a price of $3.88 per share underlying the pre-funded warrants, for total gross proceeds to us, before expenses, of approximately $50.0 million. The proceeds from the private placement will fund our $44.8 million CVR payment obligation that was triggered by the FDA’s approval of Furoscix ReadyFlow™ (furosemide injection).

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

Pursuant to the CF Sales Agreement with Cantor Fitzgerald, we may offer and sell, from time to time, through Cantor Fitzgerald, shares of our common stock. Under the CF Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. On February 26, 2025, we filed a sales agreement prospectus under a registration statement on Form S-3, which became effective upon filing, covering the sale of up to $200.0 million of our common stock through Cantor Fitzgerald under the CF Sales Agreement, of which $200.0 million remained available as of June 30, 2026.

During the six months ended June 30, 2026, we used a net $23.7 million of cash for our operating activities. Cash used in operating activities consisted of net loss of $35.7 million offset by non-cash adjustments of $36.7 million and a net decrease in cash flow from operating assets and liabilities of $24.8 million. Non-cash items primarily included stock-based compensation of $16.7 million, depreciation and amortization of $12.8 million and change in fair value of contingent consideration of $7.8 million. These charges were partially offset by the sold portion of royalty revenue of $6.5 million. The net decrease in cash flows from operating assets and liabilities was primarily due to an increase of $11.6 million in inventory, increase of $4.8 million in accounts receivable and decrease of $7.4 million in deferred revenue. The net decrease in cash flows from operating assets and liabilities was partially offset by an increase of $2.0 million in accounts payable.

During the six months ended June 30, 2025, we generated a net $2.6 million of cash from our operating activities. Cash used in operating activities consisted of net income of $13.8 million offset by non-cash adjustments of $30.6 million and a net decrease in cash flows from operating assets and liabilities of $41.8 million. Non-cash items primarily included stock-based compensation of $12.9 million, loss on foreign currency transactions of $7.9 million and interest on liability for sale of future royalties of $7.1 million. These charges were partially offset by the sold portion of royalty revenue of $6.1 million. The net decrease in cash flows from operating assets and liabilities was primarily due to an increase of $15.3 million in accounts receivable, decrease of $9.3 million in accrued expenses and other current liabilities and decrease of $7.1 million in deferred revenue.

Cash provided by investing activities of $36.6 million for the six months ended June 30, 2026 was primarily due to $53.9 million of proceeds from maturities of available-for-sale securities. Cash provided was partially offset by the purchase of $10.3 million of available-for-sale securities as well as $7.0 million of property and equipment.

Cash provided by investing activities of $12.2 million for the six months ended June 30, 2025 was primarily due to the maturity of $101.8 million of debt securities, partially offset by the purchase of $88.1 million of debt securities.

Cash used in financing activities of $34.8 million for the six months ended June 30, 2026 was primarily due to payments made to settle our senior convertible notes.

Cash used in financing activities of $4.1 million for the six months ended June 30, 2025 was primarily due to $4.4 million of payments to taxing authorities from equity withheld upon vesting of RSUs and stock options partially offset by $1.3 million in proceeds from our market price stock purchase plan and employee stock purchase plan.

Future Liquidity Needs

We believe that we will be able to meet our near-term liquidity needs based on our cash, cash equivalents and investments on hand, sales of Afrezza, Furoscix and V-Go, royalties and manufacturing revenue from the production and sale of Tyvaso DPI and, if necessary, borrowings under the Blackstone Credit Facility, as well as through debt or equity financing, for our long-term liquidity needs. We expect to continue to incur expenditures for the foreseeable future in support of our manufacturing operations, sales and marketing costs for our products and development costs for other product candidates in our pipeline. As of June 30, 2026, we had capital resources comprised of cash, cash equivalents and investments totaling $111.1 million.

To date, we have been able to timely make required interest payments under our outstanding indebtedness, including the total principal amount of outstanding borrowings of $325.0 million, but we cannot guarantee that we will be able to do so in the future. If we fail to repay our outstanding indebtedness when required, we will be in default under the applicable instrument for such indebtedness and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the noteholders initiating bankruptcy proceedings or causing us to cease operations altogether.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings under the Blackstone Credit Facility accrues at a rate per annum equal to (i) in the case of a Base Rate Loan, the greatest of (a) the prime rate in effect on such day, (b) the federal funds rate in effect on such day plus 0.5%, (c) Adjusted Term SOFR for a one-month’s tenor in effect on such day plus 1%, and (d) 3.0% plus a margin of 3.75%, or (ii) in the case of a SOFR Loan, one, three or six month Adjusted Term SOFR (at our election), subject to a 2% floor, plus a margin of 4.75%. The interest rate margin increases to 4.00% in the case of a Base Rate Loan and 5.00% in the case of a SOFR Loan at any time the Company’s ratio of indebtedness to adjusted EBITDA (measured on a trailing four quarter basis) is greater than or equal to 5.00:1.00 as of the most recent fiscal quarter for which the Company has delivered financial statements. Accordingly, our interest expense under the Blackstone Credit Facility is subject to changes in the various market interest rates. If a hypothetical 10% change in the SOFR interest rates on June 30, 2026 were to have occurred, this change would not have had a material effect on our annual interest payment obligation on the borrowings under the Blackstone Credit Facility, which as of June 30, 2026, are SOFR Loans with an effective interest rate of 9.12% per annum. See Note 9 – Borrowings for information about the principal amount of outstanding debt.

Foreign Currency Exchange Risk

We incur and will continue to incur significant expenditures for insulin supply obligations under our Insulin Supply Agreement. Such obligations are denominated in Euros. At the end of each reporting period, the recognized gain or loss on purchase commitment is converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and the Euro. For the six months ended June 30, 2026, we realized a $1.8 million currency gain, which was reflected as gain on foreign currency transaction in the accompanying condensed consolidated statements of operations.

Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. If a change in the U.S. dollar to Euro exchange rate equal to 10% of the U.S. dollar to Euro exchange rate on June 30, 2026 were to have occurred, this change would have resulted in a foreign currency impact to our pre-tax income of approximately $6.4 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and our Chief Financial Officer have concluded, as of such date, that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended June 30, 2026, we implemented a new enterprise resource planning (ERP) system, which resulted in changes to our information technology environment, business processes, and certain controls within our financial reporting processes. We have designed and implemented controls related to the new ERP system, including controls related to user access and segregation of duties, change management, and controls supporting transaction processing and period-end financial reporting. We believe these changes are expected to enhance our internal control environment. Other than the foregoing, there were no other changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

One such potential pipeline product is ralinepag DPI, a novel, highly selective prostacyclin receptor agonist for which United Therapeutics intends to submit an NDA in the second half of 2026. Although we are also collaborating with United Therapeutics on the development of a dry powder formulation of ralinepag DPI (MNKD-1501), a significant portion of our current revenue is derived from royalties and collaboration and services revenue associated with United Therapeutics’ commercialization of Tyvaso DPI. Because United Therapeutics is solely responsible for the development, marketing, promotion, and sale of Tyvaso DPI, our ability to maintain and grow this revenue is highly dependent on the commercial performance of Tyvaso DPI and on United Therapeutics’ strategic priorities, resource allocation decisions, and overall commitment to undertake development activities that could potentially expand the therapeutic indications for Tyvaso DPI. Moreover, we have limited control over United Therapeutics’ commercialization activities, including decisions related to marketing strategy, salesforce deployment, pricing, market access, physician outreach, patient support programs, and the prioritization of Tyvaso DPI relative to other products in its portfolio.

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
•
the occurrence of the milestone that triggers the remaining CVR payment;
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

As of June 30, 2026, we had an accumulated deficit of $3.2 billion. The accumulated deficit has resulted principally from costs incurred in our R&D programs, the write-off of assets (including goodwill, inventory and property, plant and equipment) and general operating expenses. We expect to make substantial expenditures and may incur operating losses in the future in order to continue commercializing our products and to advance development of product candidates in our pipeline.

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

As part of the approval of Afrezza, the FDA required us to conduct certain additional clinical studies of Afrezza, including a long-term safety study that was originally intended to compare the incidence of pulmonary malignancy observed with Afrezza to that observed in a standard of care control group. Although the FDA informed us that we were released from this postmarketing requirement in May 2026, we may be required to conduct additional clinical studies of our future product candidates, which could require substantial capital resources that we may not be able to obtain.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2026, two of our officers (as defined in Rule 16a-1(f) under the Exchange Act) entered into a written trading plan for the orderly disposition of the Company’s securities as set forth in the table below:

			Type of Trading Arrangement
Name and Position	Action	Date of Action	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Total Shares of Common Stock to be Sold	Expiration Date
Sanjay Singh Executive Vice President, Technical Operations	Adoption	May 11, 2026	X	—	20,000	March 31, 2027
Michael Castagna Chief Executive Officer	Adoption	June 15, 2026	X	—	572,100	May 10, 2027

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

4.5	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to MannKind’s Current Report on Form 8-K, filed with the SEC on July 24, 2026).

4.6	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to MannKind’s Current Report on Form 8-K, filed with the SEC on July 24, 2026).

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

Dated: August 5, 2026	MANNKIND CORPORATION

	By:	/s/ MICHAEL E. CASTAGNA
Michael E. Castagna
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ CHRISTOPHER B. PRENTISS
Christopher B. Prentiss
Chief Financial Officer
(Principal Financial and Accounting Officer)