Form 10-Q
period 2026-09-30
MANNKIND CORP
filed 2026-11-05
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 23, 2026, there were 321,640,118 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

MANNKIND CORPORATION

Form 10-Q

For the Quarterly Period Ended September 30, 2026

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands except per share data)
Revenues:
Commercial product sales	$45,002	$22,305	$120,892	$63,732
Collaborations and services	19,405	26,506	77,941	78,727
Royalties	37,463	33,319	102,583	94,552
Total revenues	101,870	82,130	301,416	237,011
Expenses:
Cost of goods sold – commercial, excluding amortization of acquired intangible assets	11,213	4,498	33,130	12,873
Cost of revenue – collaborations and services	12,299	15,705	37,393	45,414
Research and development	14,360	14,063	49,592	38,760
Selling, general and administrative	61,412	29,088	173,801	85,724
Amortization of acquired intangible assets	5,160	—	13,895	—
(Gain) loss on foreign currency transaction	(391)	(120)	(2,195)	7,752
Total expenses	104,053	63,234	305,616	190,523
(Loss) income from operations	(2,183)	18,896	(4,200)	46,488
Other income (expense):
Interest income	1,090	2,628	3,541	6,416
Interest expense	(7,642)	(1,364)	(27,015)	(6,294)
Interest expense on liability for sale of future royalties	(501)	(3,514)	(3,573)	(10,564)
Interest expense on financing liability	(2,434)	(2,456)	(7,241)	(7,299)
Impairment of available-for-sale investment	—	(6,409)	—	(6,409)
Loss on settlement of debt	—	—	(917)	—
Other expense, net	(11,503)	—	(19,271)	—
Total other expense, net	(20,990)	(11,115)	(54,476)	(24,150)
(Loss) income before income tax expense (benefit)	(23,173)	7,781	(58,676)	22,338
Income tax expense (benefit)	51	(204)	198	527
Net (loss) income	$(23,224)	$7,985	$(58,874)	$21,811
Net (loss) income per share – basic	$(0.07)	$0.03	$(0.19)	$0.07
Weighted average shares used to compute net (loss) income per share – basic	320,182	306,806	312,722	305,093
Net (loss) income per share – diluted	$(0.07)	$0.03	$(0.19)	$0.07
Weighted average shares used to compute net (loss) income per share – diluted	320,182	311,638	312,722	313,339

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Net (loss) income	$(23,224)	$7,985	$(58,874)	$21,811
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(69)	149	(203)	297
Adjustment for impairment of available-for-sale investment included in net income	—	(1,269)	—	(1,269)
Comprehensive (loss) income	$(23,293)	$6,865	$(59,077)	$20,839

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2026	December 31, 2025
	(In thousands except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$41,276	$74,882
Short-term investments	55,333	96,464
Accounts receivable, net	41,034	38,367
Inventory	48,469	35,313
Prepaid expenses and other current assets	54,364	46,553
Total current assets	240,476	291,579
Restricted cash	749	745
Property and equipment, net	86,371	82,423
Goodwill	67,595	67,595
Developed technology - Furoscix	305,877	190,027
IPR&D - ReadyFlow Formulation	—	129,600
Other intangible assets	4,927	5,072
Other assets	16,621	20,129
Long-term investments	—	5,012
Total assets	$722,616	$792,182

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$14,383	$9,034
Accrued expenses and other current liabilities	59,593	64,628
Liability for sale of future royalties – current	14,573	14,298
Financing liability – current	10,565	10,328
Deferred revenue – current	9,410	15,331
Contingent consideration – current	—	21,132
Senior convertible notes – current	—	36,280
Total current liabilities	108,524	171,031
Liability for sale of future royalties – long term	130,026	136,985
Financing liability – long term	92,231	93,092
Deferred revenue – long term	34,809	39,977
Recognized loss on purchase commitments – long term	63,720	65,952
Operating lease liability	9,177	10,689
Milestone liabilities	1,580	2,003
Term loan	319,447	318,361
Other long term liabilities	368	—
Contingent consideration – long term	—	5,114
Total liabilities	759,882	843,204
Commitments and contingencies (Note 15)
Stockholders' deficit:
Undesignated preferred stock, $0.01 par value – 10,000,000 shares authorized; no shares issued or outstanding as of September 30, 2026 or December 31, 2025	—	—
Common stock, $0.01 par value – 800,000,000 shares authorized; 321,633,894 and 307,832,587 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	3,216	3,078
Additional paid-in capital	3,214,437	3,141,741
Accumulated other comprehensive (loss) income	(88)	115
Accumulated deficit	(3,254,831)	(3,195,956)
Total stockholders' deficit	(37,266)	(51,022)
Total liabilities and stockholders' deficit	$722,616	$792,182

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(In thousands)
BALANCE, JANUARY 1, 2026	307,833	$3,078	$3,141,741	$115	$(3,195,956)	$(51,022)
Issuance of common stock pursuant to conversion of senior convertible note principal	569	6	1,729	—	—	1,735
Net issuance of common stock associated with stock options and restricted stock units	402	4	101	—	—	105
Issuance of common stock from market price stock purchase plan	103	1	269	—	—	270
Stock-based compensation expense	—	—	6,455	—	—	6,455
Unrealized loss on available-for-sale securities	—	—	—	(119)	—	(119)
Net loss	—	—	—	—	(16,619)	(16,619)
BALANCE, MARCH 31, 2026	308,907	$3,089	$3,150,295	$(4)	$(3,212,575)	$(59,195)
Net issuance of common stock associated with stock options and restricted stock units	558	5	(828)	—	—	(823)
Issuance of common stock from market price stock purchase plan	62	1	252	—	—	253
Issuance of common stock under Employee Stock Purchase Plan	384	4	1,385	—	—	1,389
Stock-based compensation expense	—	—	10,226	—	—	10,226
Unrealized loss on available-for-sale securities	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	(19,032)	(19,032)
BALANCE, JUNE 30, 2026	309,911	$3,099	$3,161,330	$(19)	$(3,231,607)	$(67,197)
Net issuance of common stock associated with stock options and restricted stock units	1,281	13	(3,048)	—	—	(3,035)
Issuance of common stock and pre-funded warrants, net	10,441	104	49,711	—	—	49,815
Stock-based compensation expense	—	—	6,444	—	—	6,444
Unrealized loss on available-for-sale securities	—	—	—	(69)	—	(69)
Net loss	—	—	—	—	(23,224)	(23,224)
BALANCE, SEPTEMBER 30, 2026	321,633	$3,216	$3,214,437	$(88)	$(3,254,831)	$(37,266)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	(In thousands)
BALANCE, JANUARY 1, 2025	302,960	$3,029	$3,118,865	$1,109	$(3,201,819)	$(78,816)
Net issuance of common stock associated with stock options and restricted stock units	959	10	1,580	—	—	1,590
Stock-based compensation expense	—	—	5,385	—	—	5,385
Unrealized gain on available-for-sale securities	—	—	—	65	—	65
Net income	—	—	—	—	13,158	13,158
BALANCE, MARCH 31, 2025	303,919	$3,039	$3,125,830	$1,174	$(3,188,661)	$(58,618)
Net issuance of common stock associated with stock options and restricted stock units	2,040	20	(6,003)	—	—	(5,983)
Issuance of common stock from market price stock purchase plan	74	1	336	—	—	337
Issuance of common stock under Employee Stock Purchase Plan	299	3	948	—	—	951
Stock-based compensation expense	—	—	7,520	—	—	7,520
Unrealized gain on available-for-sale securities	—	—	—	83	—	83
Net income	—	—	—	—	668	668
BALANCE, JUNE 30, 2025	306,332	$3,063	$3,128,631	$1,257	$(3,187,993)	$(55,042)
Net issuance of common stock associated with stock options and restricted stock units	682	7	(750)	—	—	(743)
Issuance of common stock from market price stock purchase plan	13	—	50	—	—	50
Stock-based compensation expense	—	—	4,318	—	—	4,318
Adjustment for impairment loss of available- for-sale investment included in net income	—	—	—	(1,269)	—	(1,269)
Unrealized gain on available-for-sale securities	—	—	—	149	—	149
Net income	—	—	—	—	7,985	7,985
BALANCE, SEPTEMBER 30, 2025	307,027	$3,070	$3,132,249	$137	$(3,180,008)	$(44,552)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2026	2025
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(58,874)	$21,811
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation	23,125	17,223
Interest on liability for sale of future royalties	3,574	10,564
Sold portion of royalty revenue	(10,258)	(9,455)
Write-off of inventory	3,045	8,335
Noncash lease expense of right-of-use assets	1,424	1,815
Depreciation and amortization	20,013	6,254
(Gain) loss on foreign currency transactions	(2,195)	7,752
Impairment loss on available-for-sale investment	—	6,409
Net accretion of investments	(611)	(2,245)
Change in fair value of contingent consideration liability	18,513	—
Amortization of debt discount and issuance costs	1,278	376
Loss on settlement of debt	917	—
Other, net	(58)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,607)	(5,579)
Inventory	(16,201)	(7,421)
Prepaid expenses and other current assets	(7,812)	(12,360)
Other assets	2,084	(1,526)
Accounts payable	5,312	477
Accrued expenses and other current liabilities	(3,399)	(10,094)
Deferred revenue	(11,089)	(5,250)
Operating lease liabilities	(2,581)	(873)
Contingent consideration liability	(21,885)	—
Net cash (used in) provided by operating activities	(58,285)	26,213
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale securities	90,329	143,812
Purchase of available-for-sale securities	(43,778)	(144,080)
Purchase of property and equipment	(10,169)	(2,572)
Issuance of note receivable	—	(10,000)
Net cash provided by (used in) investing activities	36,382	(12,840)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and pre-funded warrants pursuant to private placement offering, net of issuance costs	49,815	—
Proceeds from term loan	—	75,000
Payment of loan issuance costs	—	(2,347)
Principal payments on senior convertible notes	(35,502)	—
Net payments related to issuance of common stock associated with restricted stock units and stock options	(3,753)	(5,136)
Milestone payment	(521)	(639)
Payment of contingent consideration	(22,874)	—
Principal payments on financing liability	(776)	(530)
Proceeds from market price stock purchase plan and employee stock purchase plan	1,912	1,338
Net cash (used in) provided by financing activities	(11,699)	67,686
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(33,602)	81,059
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	75,627	47,076
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$42,025	$128,135

	Nine months ended September 30,
	2026	2025
	(In thousands)
SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid in cash	24,011	5,569
Income taxes paid in cash	840	1,156
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock upon settlement of senior convertible notes	1,735	—
Amortization of liability for sale of future royalties	6,855	937
Non-cash construction-in-progress, property and equipment	(102)	825

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

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three and nine months ended September 30, 2026 may not be indicative of the results that may be expected for the full year.

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

Business — MannKind is a biopharmaceutical company focused on the development and commercialization of patient-centric therapies that address serious unmet medical needs for those living with cardiometabolic and orphan lung diseases. The Company is currently commercializing three product families: Afrezza (insulin human) Inhalation Powder, an ultra rapid-acting inhaled insulin indicated to improve glycemic control in patients with diabetes aged six and older; Furoscix (furosemide injection), which is available in a single-dose prefilled cartridge co-packaged with a single-use On-body Infusor and in a high-concentration, single-dose prefilled autoinjector (known as Furoscix ReadyFlow), for the treatment of fluid buildup in patients with chronic heart failure or chronic kidney disease; and the V-Go wearable insulin delivery device, which provides continuous subcutaneous infusion of insulin in adults that require insulin. Furoscix and Furoscix ReadyFlow are collectively referred to as Furoscix in this quarterly report. The Company also developed Tyvaso DPI (treprostinil) inhalation powder, which is approved for the treatment of pulmonary arterial hypertension (“PAH”) and for the treatment of pulmonary hypertension associated with interstitial lung disease (“PH-ILD”). The Company receives a royalty on net sales and revenue from supplies of Tyvaso DPI that it manufactures for its development and marketing partner, United Therapeutics.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues	2026	2025	2026	2025
Afrezza	$19,349	$18,493	$51,643	$51,709
Furoscix	22,376	—	60,061	—
V-Go	3,277	3,812	9,188	12,023
Collaborations and services	19,405	26,506	77,941	78,727
Royalties	37,463	33,319	102,583	94,552
Total revenues	101,870	82,130	301,416	237,011
Less significant segment expenses (income):
Cost of goods sold – commercial, excluding amortization of acquired intangible assets	11,213	4,498	33,130	12,873
Cost of revenue – collaborations and services	12,299	15,705	37,393	45,414
Amortization of intangible assets	5,160	—	13,895	—
Research and development	14,360	14,063	49,592	38,760
Selling	45,442	14,694	124,927	43,335
General and administrative	15,970	14,394	48,874	42,389
Interest income, net	(1,090)	(2,628)	(3,541)	(6,416)
Interest expense, net	10,577	7,334	37,829	24,157
Impairment of available-for-sale investment	—	6,409	—	6,409
Loss on settlement of debt	—	—	917	—
Other(1)	11,163	(324)	17,274	8,279
Consolidated net (loss) income	$(23,224)	$7,985	$(58,874)	$21,811

(1) Includes (gain) loss on foreign currency transaction, expense related to the fair value adjustment of the contingent consideration and income tax expense (benefit).

Revenue Recognition — The Company recognizes revenue when its customers obtain control of promised goods or services, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

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

Trade Discounts and Allowances — The Company generally provides Customers with discounts which include incentives, such as prompt pay discounts, that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company compensates (through trade discounts and allowances) its Customers for sales order management, data, and distribution services. However, the Company has determined such services received to date are not distinct from the Company’s sale of products to the Customers and, therefore, these payments have been recorded as a reduction of revenue and as a reduction to accounts receivable, net.

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

Revenues — The Company’s net revenue as shown on the condensed consolidated statements of operations is comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenue:
Product revenue (1)	$61,528	$48,274	$189,031	$140,743
Services (2)	2,879	537	9,802	1,716
Royalties (3)	37,463	33,319	102,583	94,552
Total net revenue	$101,870	$82,130	$301,416	$237,011

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

Cost of Goods Sold — Commercial — Cost of goods sold - commercial of $11.2 million and $33.1 million for the three and nine months ended September 30, 2026, respectively, and $4.5 million and $12.9 million for the three and nine months ended September 30, 2025, respectively, is associated with the product revenue for Afrezza, Furoscix and V-Go and includes material, labor costs and manufacturing overhead. Write-offs of inventory and certain other period costs are recorded as expenses in the period in which they are incurred, rather than as a portion of inventory costs. Cost of goods sold excludes the cost of insulin purchased under the Company’s Insulin Supply Agreement (the “Insulin Supply Agreement”) with Amphastar Pharmaceuticals, Inc. (“Amphastar”). The Company incurs a quarterly capacity fee through its agreement with Amphastar which is included in cost of goods sold. See Note 15 – Commitments and Contingencies for additional information on this agreement. All insulin inventory on hand was written off and the full purchase commitment contract to purchase future insulin was accrued as a recognized loss on purchase commitments in prior years.

Cost of Revenue — Collaborations and Services — Cost of revenue for collaborations and services of $12.3 million and $37.4 million for the three and nine months ended September 30, 2026, respectively, and $15.7 million and $45.4 million for the three and nine months ended September 30, 2025, respectively, is primarily associated with product revenue for Tyvaso DPI and includes material, labor costs and manufacturing overhead. Write-offs of inventory and certain other period costs are recorded as expenses in the period in which they are incurred, rather than as a portion of inventory costs. Cost of revenue for collaborations and services also includes the cost of product development and other collaboration service agreements.

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

Cash, Cash Equivalents and Restricted Cash — The Company considers all highly liquid investments with maturities of 90 days or less at the time of purchase, that are readily convertible into cash to be cash equivalents. As of September 30, 2026 and December 31, 2025, cash equivalents were comprised of interest-bearing money market funds, U.S. Treasury securities, corporate bonds and commercial paper with original maturities of 90 days or less from the date of purchase.

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

Acquisitions — The Company first determines whether a set of assets acquired constitute a business and should be accounted for as a business combination. If the assets acquired do not constitute a business, the Company accounts for the transaction as an asset acquisition. Business combinations are accounted for by means of the acquisition method of accounting. Under the acquisition method, assets acquired, including developed technology and in-process R&D (“IPR&D”), and liabilities assumed are recorded at their respective fair values as of the acquisition date in the Company’s condensed consolidated financial statements. Leases are recorded at the net present value of the remaining lease payments. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. A gain on bargain purchase is recorded if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. Contingent consideration obligations incurred in connection with a business combination (including the assumption of an acquiree’s liability arising from an acquisition it consummated prior to the Company’s acquisition) are recorded at their fair values on the acquisition date and remeasured at their fair values each subsequent reporting period until the related contingencies have been resolved. The resulting changes in fair values are recorded in earnings. Measurement period adjustments related to acquired assets and liabilities may be recorded within one year of the acquisition date and are recognized in earnings in the period in which the adjustments are identified. The accompanying consolidated balance sheet as of September 30, 2026 includes certain assets acquired and liabilities assumed based on management’s estimates of their respective fair values such as valuation of acquired intangible assets, contingent liabilities and deferred tax assets and liabilities. See Note 2 – Business Combinations.

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

The Company tests for impairment annually on a reporting unit basis, at the beginning of the Company’s fourth fiscal quarter and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In performing this assessment, the Company considers relevant events and circumstances, including macroeconomic conditions, industry and market conditions, operating performance, changes in forecasted results, and other reporting unit-specific factors. If, based on the qualitative assessment, the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if the Company elects to bypass the qualitative assessment, a quantitative impairment test is performed. The quantitative test estimates the fair value of the reporting unit using appropriate valuation techniques, which may include income and market approaches. To the extent the carrying amount of a reporting unit is less than its estimated fair value, an impairment charge will be recorded.

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

The initial fair value estimate of the Milestone Rights was calculated using the income approach in which the cash flows associated with the specified contractual payments were adjusted for both the expected timing and the probability of achieving the milestones and discounted to present value using a selected market discount rate. The expected timing and probability of achieving the milestones was developed with consideration given to both internal data, such as progress made to date and assessment of criteria required for achievement, and external data, such as market research studies. The discount rate was selected based on an estimation of required rate of returns for similar investment opportunities using available market data. The Milestone Rights liability is remeasured as the specified milestone events are achieved. Specifically, as each milestone event is achieved, the portion of the initially recorded Milestone Rights liability that pertains to the milestone event being achieved, is remeasured to the amount of the specified related milestone payment. The resulting change in the balance of the Milestone Rights liability due to remeasurement is recorded in the Company’s condensed consolidated statements of operations as interest expense. Furthermore, the Milestone Rights liability is reduced upon the settlement of each milestone payment. As a result, each milestone payment would be effectively allocated between a reduction of the recorded Milestone Rights liability and an expense representing a return on a portion of the Milestone Rights liability paid to the investor for the achievement of the related milestone event. See Note 15 – Commitments and Contingencies.

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

The fair value of the acquired developed technology related to the Furoscix on-body infusor and the IPR&D related to ReadyFlow were derived using an income approach, specifically a projected discounted cash flow method, adjusted for the probability of regulatory and commercial success. The projected discounted cash flow models used to estimate the Company’s on-body infusor and IPR&D related to ReadyFlow reflect significant assumptions regarding the estimates a market participant would make in order to evaluate a commercial drug and a drug development asset, including the following:

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

1.
Milestone 1: Receipt of FDA approval of a drug-device combination product comprising high concentration furosemide ("Furoscix ReadyFlow") delivered either in an autoinjector or a self-dose injection delivery system (such milestone, “Milestone 1”) with (a) $0.75 per CVR if Milestone 1 is achieved by September 30, 2026, (b) $0.50 per CVR if Milestone 1 is achieved by December 31, 2026 and (c) $0.25 per CVR if Milestone 1 is achieved by June 30, 2027. Milestone 1 was achieved on July 23, 2026, which resulted in an aggregate payout of approximately $44.8 million in the third quarter of 2026.
2.
Milestone 2: Achievement in any trailing consecutive 12-month period ending prior to and including December 31, 2026 of at least $110.0 million of worldwide net sales of Furoscix in such 12-month period (“Milestone 2”) with (a) $0.25 per CVR upon the achievement of $120.0 million of worldwide net sales in such period and (b) between $0.10 and $0.25 per CVR if, as of December 31, 2026, the highest worldwide net sales in any trailing 12-month period were between $110.0 million and $120.0 million, which payment will be calculated on a straight-line basis such that the payment per CVR increases proportionally as worldwide net sales increase from $110.0 million to $120.0 million. Milestone 2 will not be achieved if trailing worldwide net sales are less than $110.0 million for the year ended December 31, 2026. As of September 30, 2026, management does not expect a payout under this milestone.

The CVR was valued using a Scenario-Based Method for Milestone 1, until achieved in the third quarter of 2026, and a Monte Carlo Simulation Method for Milestone 2 to estimate the probability of success. The probability adjusted cash flow included significant estimates and assumptions pertaining to commercialization events and net sales received by the Company during the term of the CVR Agreement (as discussed above). See Note 11 – Fair Value of Financial Instruments for the key assumptions used in determining fair value.

The contingent consideration liability is remeasured each subsequent reporting period until the related contingencies have been resolved. For the three and nine months ended September 30, 2026, the Company recorded $10.7 million and $18.5 million to other expense as a result of the remeasurement of the fair value of the contingent consideration liability obtained from the acquisition of scPharma. The following table summarizes the activities within the account balance as of September 30, 2026 (in thousands):

Beginning balance as of January 1, 2026	$26,246
Fair value changes	18,514
Payment related to achievement of Milestone 1	(44,760)
Balance as of September 30, 2026	$-

Measurement period adjustments

During the three and nine months ended September 30, 2026, the Company did not record any measurement period adjustments to its acquired assets and liabilities. The Company finalized the purchase price allocation for the acquisition during the three months ended September 30, 2026, and no further adjustments to the acquired assets and liabilities are expected.

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

The contractual maturities of the Investments are summarized below (in thousands):

	September 30, 2026		December 31, 2025
	Available-for-Sale Investments		Available-for-Sale Investments
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Due in one year or less(1)	$85,004	$84,916	$132,732	$132,836
Due after one year through five years	—	—	5,001	5,012
Total	$85,004	$84,916	$137,733	$137,848

(1)
The investments due in one year or less include cash equivalents of $29.6 million as of September 30, 2026 and $36.4 million as of December 31, 2025.

The fair values of the Investments are disclosed below (dollars in thousands):

	September 30, 2026
Available-for-Sale Investments	Investment Level	Amortized Cost (Carrying Value)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Money market funds	Level 1	$27,587	$—	$—	$27,587
Commercial bonds and paper	Level 2	31,332	—	(61)	31,271
U.S. Treasury securities	Level 2	26,085	—	(27)	26,058
Total cash equivalents and investments		85,004	—	(88)	84,916
Less: cash equivalents		(29,583)	—	—	(29,583)
Total Investments		$55,421	$—	$(88)	$55,333

	December 31, 2025
Available-for-Sale Investments	Investment Level	Amortized Cost (Carrying Value)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Money market funds	Level 1	$28,303	$—	$—	$28,303
Commercial bonds and paper	Level 2	21,230	28	—	21,258
U.S. Treasury securities	Level 2	88,200	99	(12)	88,287
Total cash equivalents and investments		137,733	127	(12)	137,848
Less: cash equivalents		(36,372)	—	—	(36,372)
Total Investments		$101,361	$127	$(12)	$101,476

As of September 30, 2026 and December 31, 2025, there was $0.4 million and $0.7 million, respectively, of accrued interest receivable on investments which is included in prepaid expense and other current assets in the condensed consolidated balance sheets.

Available-for-Sale Investment — Thirona — In June 2021 and January 2022, the Company purchased $3.0 million and $5.0 million, respectively, of convertible promissory notes issued by Thirona Bio, Inc. ("Thirona"). Following Thirona’s cessation of operations in September 2025 after recent clinical trial results, the Company determined the investment was other-than-temporarily impaired and recorded a $6.6 million impairment loss, inclusive of the write-off of $1.3 million of previously recognized unrealized gains, representing the fair value at that time. The Company also wrote off approximately $1.1 million of interest receivable, with the impairment recorded in other income (expense) in the consolidated statements of operations for the three and nine months ended September 30, 2025.

4. Accounts Receivable

Accounts receivable, net consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Accounts receivable – commercial
Accounts receivable, gross	$38,544	$44,274
Wholesaler distribution fees and prompt pay discounts	(2,549)	(3,332)
Reserve for returns	(10,263)	(10,208)
Allowance for credit losses	—	(61)
Total accounts receivable – commercial, net	25,732	30,673
Accounts receivable – collaborations and services	15,302	7,694
Total accounts receivable, net	$41,034	$38,367

As of September 30, 2026, there was no allowance for credit losses for commercial accounts receivable or credit losses for collaborations and services accounts receivable. As of September 30, 2026 and December 31, 2025, the Company's three customers representing the largest individual accounts receivable balances accounted for approximately 68% and 68% of commercial accounts receivable, respectively. As of September 30, 2026 and December 31, 2025, the Company's collaboration partner, UT, accounted for 97% and 94%, respectively, of the collaborations and services accounts receivable.

UT accounted for approximately 56% and 60% of consolidated revenues for the three and nine months ended September 30, 2026, respectively, and 72% for both the three and nine months ended September 30, 2025. For the three and nine months ended September 30, 2026, one single commercial customer accounted for 23% and 15%, respectively, of the Company's consolidated revenues. For the three months ended September 30, 2025, two other commercial customers accounted for approximately 12% and 10% of the Company's consolidated revenues, respectively. For the nine months ended September 30, 2025, those two commercial customers each accounted for approximately 11% of the Company’s consolidated revenues.

5. Inventories

Inventories consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$8,953	$14,757
Work-in-process	29,519	11,087
Finished goods	9,997	9,469
Total inventory	$48,469	$35,313

Work-in-process and finished goods as of September 30, 2026 and December 31, 2025 include conversion costs and exclude the cost of insulin. All insulin inventory on hand was written off in prior years and the projected loss on the purchase commitment contract to purchase future insulin was accrued in prior years. See Note 15 – Commitments and Contingencies.

The Company analyzed its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value. The Company also performed an assessment of projected sales and evaluated the lower of cost or net realizable value and the potential excess inventory on hand as of September 30, 2026 and December 31, 2025. Inventory that did not meet acceptable standards, or was forecasted to become obsolete due to expiration, is reserved for inventory obsolescence in the condensed consolidated balance sheets and recorded as costs of goods sold in the condensed consolidated statements of operations.

6. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Life (Years)	September 30, 2026	December 31, 2025
Land	—	$875	$875
Buildings	39-40	17,452	17,389
Building improvements	5-40	92,112	90,988
Machinery and equipment	3-15	71,613	68,785
Furniture, fixtures and office equipment	5-10	3,166	3,122
Computer equipment and software	3	8,780	8,780
Construction in progress	—	12,268	6,397
		206,266	196,336
Less accumulated depreciation		(119,895)	(113,913)
Total property and equipment, net		$86,371	$82,423

Depreciation expense related to property and equipment was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation expense	$2,071	$2,012	$6,117	$6,108

During the three months ended September 30, 2026, the Company did not retire any of its fixed assets. During the nine months ended September 30, 2026, the Company retired $0.1 million of building improvements and furniture, fixtures and office equipment, as they were no longer in service. The net book value for the disposed assets was de minimis. During the three months ended September 30, 2025, the Company did not retire any of its fixed assets. During the nine months ended September 30, 2025, the Company retired $0.1 million of machinery and equipment as it was no longer in service. The net book value for the disposed assets was de minimis.

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

In 2025, the Company recorded additions of $65.7 million to Goodwill related to its merger with scPharma. See Note 2 – Business Combinations.

Intangible Assets — Intangible assets consisted of the following (dollars in thousands):

	Estimated	September 30, 2026			December 31, 2025
	Useful Life (Years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Developed technology – Furoscix(1)	15.2	323,600	(17,723)	305,877	194,000	(3,973)	190,027
IPR&D - ReadyFlow Formulation(1)	—	—	—	—	129,600	—	129,600
iSPERSE License – IPR&D(2)	—	4,300	—	4,300	4,300	—	4,300
Developed technology – V-Go(2)	7.5	1,200	(573)	627	1,200	(428)	772
Total		$329,100	(18,296)	$310,804	$329,100	$(4,401)	$324,699

(1)
The carrying amount of Developed technology – Furoscix as of September 30, 2026 includes both the on-body infusor and the ReadyFlow formulation which has been reclassified from IPR&D – Furoscix ReadyFlow to Developed technology – Furoscix on the consolidated balance sheets following the July 2026 FDA approval of the asset and the useful life was extended to December 31, 2040.
(2)
Included within Other intangible assets on the consolidated balance sheets.

Amortization expense related to the Developed technology – Furoscix was $5.2 million and $13.9 million for the three and nine months ended September 30, 2026, respectively. The Furoscix ReadyFlow formulation was initially determined to be an indefinite-lived intangible asset. Upon receipt of FDA approval on July 23, 2026, the ReadyFlow formulation became available for its intended use. The Company determined that this was a definite lived asset and subsequently performed a qualitative assessment for impairment. The assessment indicated no impairment and the ReadyFlow formulation was then reclassified to Furoscix developed technology. The Company amortizes Furoscix developed technology on a straight-line basis and the estimated annual amortization expense for Furoscix developed technology will be approximately $21.5 million per year for the years ending December 31, 2027 through 2040, with partial amortization for the year ending December 31, 2026.

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

Amortization expense related to the Developed technology – V-Go was de minimis and $0.1 million for the three and nine months ended September 30, 2026 and de minimis and $0.1 million for the three and nine months ended September 30, 2025. The estimated annual amortization expense for the Developed technology – V-Go will be approximately $0.2 million per year for the years ending December 31, 2026 through 2029.

The Company evaluates its intangible assets for potential impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. See Note 1 – Description of Business and Significant Accounting Policies.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	September 30, 2026	December 31, 2025
Salary and related expenses	$22,117	$27,645
Discounts and allowances for commercial product sales	16,187	18,202
Commercial operations accruals	4,154	3,502
Accrued contract research organization	2,016	4,863
Accrued contract manufacturing organization	2,567	747
Accrued royalty	990	591
Accrued interest	6,626	2,152
Operating lease liability - current	2,104	2,110
Current portion of milestone rights liability(1)	423	520
Professional fees	831	1,015
Other	1,578	3,281
Accrued expenses and other current liabilities	$59,593	$64,628

(1)
See Note 15 – Commitments and Contingencies under Contingencies — Milestone Rights.

9. Borrowings

The Company’s borrowings as of September 30, 2026 are as follows (in thousands):

Amounts
Blackstone term loan, due 2030	$325,000
Total principal payments	325,000
Unamortized debt issuance costs	(5,553)
Total debt	$319,447

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

Pursuant to the credit facility provided for by the Credit Agreement (the “Blackstone Credit Facility”), the lenders (i) funded a $75 million initial term loan on the Closing Date; (ii) provided $250.0 million in delayed draw term loans on October 7, 2025 in connection with the transactions contemplated by the merger agreement with scPharma, with an additional $50.0 million in delayed draw term loan commitments remaining available under the Credit Agreement subject to certain customary draw down conditions, and (iii) made available up to $300.0 million in the form of uncommitted delayed draw term loans, which the Company may borrow in the future subject to mutual agreement with Blackstone and the lenders under the Credit Agreement. After deducting debt issuance costs payable by the Company, the net proceeds from the Blackstone Credit Facility were approximately $317.7 million. Amortization of debt issuance costs related to the Blackstone Credit Facility for the three and nine months ended September 30, 2026 were approximately $0.4 million and $1.1 million, respectively. Amortization of debt issuance costs related to the Blackstone Credit Facility for the three and nine months ended September 30, 2025 were approximately $0.1 million. As of September 30, 2026, the unamortized debt issuance costs were $5.6 million.

The Blackstone Credit Facility will mature on August 6, 2030 (the “Maturity Date”). The Company elected to borrow the existing term loans as SOFR Loans, which bear interest at a rate per annum equal to one, three or six month term SOFR (at the Company’s election), subject to a 2.00% floor (the “Adjusted Term SOFR”), plus a margin of 4.75%. Upon the occurrence and continuation of an event of default under the Credit Agreement, interest on the term loans accrues at the applicable rate plus 2.00% per annum. Interest is paid quarterly or, if the Company elects 1-month SOFR, monthly. The interest rate margin for a SOFR loan increases to 5.00% at any time the Company’s ratio of indebtedness to adjusted EBITDA (measured on a trailing four quarter basis) is greater than or equal to 5.00:1.00 as of the most recent fiscal quarter for which the Company has delivered financial statements. As of September 30, 2026, the effective interest rate was 9.18% per annum. Term loans under the Credit Agreement are funded net of an upfront fee payable by the Company. The Company shall pay the delayed draw term loan lenders a ticking fee at a rate per annum equal to 1.00% of the daily unused portion of the delayed draw term loan commitments beginning on the one year anniversary of the agreement through the end of the delayed draw commitment period, payable quarterly in arrears.

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

As of September 30, 2026, there were no events of default and the Company was in compliance with all covenants under the Credit Agreement.

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

10. Collaborations, Licensing and Other Arrangements

Revenue from collaborations and services were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
UT License Agreement	$2,308	$—	$8,231	$—
UT CSA(1)	16,526	25,969	68,139	77,011
Amphastar co-promotion agreement	500	500	1,500	1,500
Cipla License and Distribution Agreement	—	37	—	110
Other	71	—	71	106
Total revenue from collaborations and services	$19,405	$26,506	$77,941	$78,727

(1)
Amounts consist of revenue recognized for Manufacturing Services to UT for the periods presented.

Total revenue from UT was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue from UT
UT License Agreement - royalties(1)	$37,463	$33,319	$102,583	$94,552
UT License Agreement(2)	2,308	—	8,231	—
UT CSA	16,526	25,969	68,139	77,011
Total revenue from UT	$56,297	$59,288	$178,953	$171,563

(1)
The contract asset related to the royalties receivable of $33.7 million and $30.0 million as of September 30, 2026 and 2025, respectively, was included in prepaid expense and other current assets in the condensed consolidated balance sheets and collected in the following quarter.
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

Under the terms of the UT License Agreement, UT has an option to develop additional dry powder inhalation therapies. In August 2025, UT exercised its option, which was memorialized in an amendment to the UT License Agreement (the "First Amendment"), and is treated as a separate contract for revenue recognition purposes under ASC 606. Under the First Amendment, the Company will formulate a dry powder formulation of ralinepag DPI, an investigational molecule, using its proprietary Technosphere platform, and United Therapeutics will conduct nonclinical and clinical development. This development program has been designated MNKD-1501. Per the First Amendment, the Company received an upfront payment of $5.0 million in August 2025 and is eligible to receive up to $35.0 million in development milestones. The $35.0 million in development milestones is considered constrained due to the inherent uncertainty in the timing and likelihood of achieving the associated milestones. The Company is also eligible to receive 10% royalties on net sales of any resulting product. In April 2026, the Company received a supplemental payment of $5.0 million to support the development of ralinepag DPI. The Company combined the supplemental payment with the original transaction price and recognizes the consideration as revenue over the same performance obligation.

As of September 30, 2026, $9.2 million of the aggregate $10.0 million from the initial upfront payment and supplemental payment has been recognized as revenue, based on the input measure of progress, and the remaining $0.8 million is included within deferred revenue - short term on the Company's consolidated balance sheets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
UT CSA Revenue
Sale of product	$14,802	$22,897	$59,729	$66,715
Recognition of previously deferred revenue	1,414	3,072	5,692	9,138
Other agreements	310	—	2,718	1,158
Total UT CSA revenue	$16,526	$25,969	$68,139	$77,011

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

During 2024, the Company entered into additional agreements with UT for individual performance obligations which are accounted for separately as they are distinct from Manufacturing Services and offered at a standalone selling price, for which we recognized $0.3 million and $2.7 million for the three and nine months ended September 30, 2026, respectively, and no revenue and $1.2 million for the three and nine months ended September 30, 2025, respectively. Revenue for these arrangements is recognized at the point in time that the related service is delivered.

As of September 30, 2026, deferred revenue from the CSA with UT consisted of $43.4 million, of which $8.6 million was classified as current and $34.8 million was classified as long-term on the condensed consolidated balance sheet. As of December 31, 2025, deferred revenue from the CSA with UT consisted of $51.3 million, of which $11.3 million was classified as current and $40.0 million was classified as long-term on the condensed consolidated balance sheet.

Amphastar co-promotion agreement — In November 2024, the Company entered into a co-promotion agreement which provides the terms and conditions upon which the Company's sales force shall promote Baqsimi (glucagon) nasal powder to designated health care professionals in territories where the Company currently promotes Afrezza. Per the terms of the co-promotion agreement, as amended in December 2025, Amphastar is obligated to pay fixed quarterly payments to the Company through December 31, 2026. The Company identified a single performance obligation satisfied over time. Revenue is recognized based on the measurement of progress. The Company recognized $0.5 and $1.5 million in collaborations and services revenue from this agreement on its condensed consolidated statements of operations for the three and nine months ended September 30, 2026, respectively. The Company recognized $0.5 and $1.5 million in collaborations and services revenue from this agreement on its condensed consolidated statements of operations for the three and nine months ended September 30, 2025, respectively.

Cipla License and Distribution Agreement — In May 2018, the Company and Cipla Ltd. (“Cipla”) entered into an exclusive agreement for the marketing and distribution of Afrezza in India and the Company received a $2.2 million nonrefundable license fee which was fully recognized as revenue from collaborations and services as of December 31, 2025. Under the terms of the agreement, Cipla is responsible for obtaining regulatory approvals to distribute Afrezza in India and for all marketing and sales activities of Afrezza in India. The Company is responsible for supplying Afrezza to Cipla, and began recording commercial product sales from this agreement in the fourth quarter of 2025. The Company is entitled to minimum purchase commitment revenue under the agreement. Additionally, the Company is entitled to royalties on Afrezza sales in India once cumulative gross sales reach a specified threshold.

The Company recorded no revenue and $0.1 million from commercial product sales to Cipla in India for the three and nine months ended September 30, 2026, respectively. There were no commercial product sales to Cipla in India for the three and nine months ended September 30, 2025.

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

Financial Liabilities — The following tables set forth the fair value of the Company’s financial instruments (Level 3 in the fair value hierarchy) (in millions):

	September 30, 2026
		Fair Value
	Carrying Value	Significant Unobservable Inputs (Level 3)
Financial liabilities:
Milestone rights(1)	$2.0	$17.4
Financing liability(2)	102.8	101.2
Liability for sale of future royalties(3)	144.6	89.6
Contingent consideration liability(4)	—	—

(1)
Fair value was determined by applying a Monte Carlo simulation method for the calculation of the potential payment and the Geometric Brownian Motion forecasting model to estimate the underlying revenue. Market based inputs and other Level 3 inputs were used to forecast future revenue. The key inputs used included a risk-free rate of 5.15%, dividend yield of 0%, volatility of 43.0%, period of 7 years and credit risk of 11.7%.
(2)
Fair value was determined by applying a discounted cash flow analysis with a hypothetical yield of 10.0%. A change in yield of + or – 2% would result in a fair value of $90.5 million and $114.0 million, respectively.
(3)
Fair value was determined by applying a discounted cash flow analysis with a hypothetical yield of 11.0%. A change in yield of + or – 2% would result in a fair value of $82.5 million and $97.8 million, respectively.
(4)
Fair value was reduced to $0.0 million for Milestone 2 using a Monte Carlo simulation method based on a 16.6% volatility and 11.7% discount rate. Market based inputs and other level 3 inputs were used to forecast future revenue. A change in yield of + or – 2% did not result in a change to the fair value estimate.

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

12. Common and Preferred Stock

The Company is authorized to issue 800,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series as designated by the Company’s board of directors. No other class of capital stock is authorized. As of September 30, 2026 and December 31, 2025, 321,633,894 and 307,832,587 shares of common stock, respectively, were issued and outstanding and no shares of preferred stock were outstanding.

On July 23, 2026, the Company entered into a securities purchase agreement with certain institutional investors in connection with a private placement financing. Pursuant to the terms of the agreement, on July 24, 2026, the Company sold an aggregate of 10,440,838 shares of its common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase up to an aggregate of 2,412,632 shares of its common stock. The pre-funded warrants were issued at a purchase price of $3.88 per pre-funded warrant, which represents the purchase price of each share of common stock of $3.89 less the $0.01 per share exercise price of each pre-funded warrant. The pre-funded warrants are exercisable at any time following issuance, subject to certain beneficial ownership limitations, and will not expire until exercised in full. The pre-funded warrants are classified as equity within the Company's consolidated balance sheets. The Company received net proceeds from the private placement financing of approximately $49.8 million, after deducting estimated offering expenses. The Company may receive nominal additional proceeds upon the exercise of the pre-funded warrants.

The following provides a roll forward of outstanding pre-funded warrants to purchase common stock as of September 30, 2026:

	Number of Shares of Common Stock Issuable	Weighted Average Exercise Price
Pre-funded warrants outstanding, January 1, 2026	—	$—
Issued	2,412,632	0.01
Exercised	—	—
Forfeited	—	—
Outstanding, September 30, 2026	2,412,632	$0.01

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

There were no proceeds from the market price stock purchase plan ("MPSPP") during the three months ended September 30, 2026. During the nine months ended September 30, 2026, the Company received $0.5 million from the MPSPP for 164,952 shares of common stock. During the nine months ended September 30, 2025, the Company received $0.4 million from the MPSPP for 86,684 shares of common stock.

For shares of common stock issued pursuant to the Company's 2004 employee stock purchase plan ("ESPP"), see Note 14 – Stock-Based Compensation Expense.

13. Earnings per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average common shares outstanding. Pre-funded warrants to purchase 2,412,632 shares of the Company's stock were included in the weighted-average common shares outstanding used in calculating net loss per share for the three and nine months ended September 30, 2026.

The following tables summarize the components of the basic and diluted EPS computations (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
EPS – basic:
Net (loss) income (numerator)	$(23,224)	$7,985	$(58,874)	$21,811
Weighted average common shares (denominator)	320,182	306,806	312,722	305,093
Net (loss) income per share	$(0.07)	$0.03	$(0.19)	$0.07
EPS – diluted:
Net (loss) income (numerator)	(23,224)	7,985	(58,874)	21,811
Weighted average common shares	320,182	306,806	312,722	305,093
Effect of dilutive securities – common shares issuable	—	4,832	—	8,246
Adjusted weighted average common shares (denominator)	320,182	311,638	312,722	313,339
Net (loss) income per share	$(0.07)	$0.03	$(0.19)	$0.07

For the three months ended September 30, 2026, diluted net loss per share was the same as basic net loss per share because the inclusion of potential common shares would have been antidilutive. Potentially dilutive securities outstanding for the three months ended September 30, 2026 were 1.4 million shares of common stock underlying RSUs and Market RSUs and 3.2 million shares of common stock underlying options.

For the nine months ended September 30, 2026, diluted net loss per share was the same as basic net loss per share because the inclusion of potential common shares would have been antidilutive. Potentially dilutive securities outstanding for the nine months ended September 30, 2026 were 2.1 million shares of common stock underlying RSUs and Market RSUs and 3.0 million shares of common stock underlying options.

For the three months ended September 30, 2025, diluted net income per share excluded the weighted average effect of 13.7 million shares of common stock underlying RSUs and Market and Performance RSUs, 0.8 million shares underlying options and PNQs, and 7.0 million common shares issuable upon conversion of our senior convertible notes as they were antidilutive.

For the nine months ended September 30, 2025, diluted net income per share excluded the weighted average effect of 6.2 million shares of common stock underlying RSUs and Market and Performance RSUs, 0.3 million shares underlying options and PNQs, and 7.0 million common shares issuable upon conversion of our senior convertible notes as they were antidilutive.

14. Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the condensed consolidated statements of operations is included in the following categories (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of goods sold	$250	$155	$796	$363
Cost of revenue – collaborations and services	854	1,027	2,690	2,901
Research and development	908	319	2,530	1,970
Selling, general and administrative	4,432	2,817	17,109	11,989
Total	$6,444	$4,318	$23,125	$17,223

Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
RSUs and options	$6,069	$4,165	$22,188	$16,735
Employee stock purchase plan	375	153	937	488
Total	$6,444	$4,318	$23,125	$17,223

The following table summarizes information pertaining to RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 1, 2026	16,485,829	$5.82
Granted	3,651,256	4.79
Vested	(2,963,504)	5.86
Forfeited	(1,238,089)	5.92
Outstanding as of September 30, 2026	15,935,492	5.56

As of September 30, 2026, there was $44.3 million of unrecognized stock-based compensation expense related to RSUs, Market RSUs and Performance RSUs, which is expected to be recognized over a weighted average period of approximately 1.8 years.

The following table summarizes information pertaining to options:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding as of January 1, 2026	5,370,220	$1.66	2.36	$21,522
Granted	7,778,380	2.44
Exercised	(440,281)	1.72
Forfeited	(674,711)	2.44
Expired	(156,948)	3.65
Outstanding as of September 30, 2026	11,876,660	$2.10	6.34	$21,406
Exercisable as of September 30, 2026	4,767,991	$1.59	1.75	$11,027

The following table summarizes the key assumptions used by the Company to value the stock option awards granted during the nine months ended September 30, 2026. The Company did not grant options during the nine months ended September 30, 2025.

Nine Months Ended September 30, 2026
Fair value of common stock	$2.44
Expected term (years)	6.50
Volatility	58.51%
Interest rate	3.88%

As of September 30, 2026, there was $8.9 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted average period of approximately 3.4 years.

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

There were approximately 1.5 million shares of common stock available for issuance under the ESPP as of September 30, 2026.

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

Contingencies — Milestone Rights — In July 2013, the Company entered into the Milestone Rights Agreement with the Original Milestone Purchasers, pursuant to which the Company granted the Milestone Rights to receive payments up to $90.0 million upon the occurrence of specified strategic and sales milestones, of which $40.0 million remains payable to the Milestone Purchasers as of September 30, 2026.

During the nine months ended September 30, 2026, the Company achieved an Afrezza net sales milestone which resulted in a $5.0 million payment to the Milestone Purchasers. Upon achievement of the milestone, the Company recognized $4.5 million of interest expense on the condensed consolidated statement of operations during the nine months ended September 30, 2026.

The Milestone Rights Agreement includes customary representations and warranties and covenants by the Company, including restrictions on transfers of intellectual property related to Afrezza. The Milestone Rights are subject to acceleration in the event the Company transfers its intellectual property related to Afrezza in violation of the terms of such agreement.

As of September 30, 2026, the remaining Milestone Rights liability balance was $2.0 million and consisted of $0.4 million of current liability, which was presented as accrued expenses and other current liabilities, and $1.6 million of long-term liability, which was presented as milestone liabilities in the condensed consolidated balance sheets. The value of the Milestone Rights liability was based on initial fair value estimates calculated using the income approach and is reduced by milestone achievement payments made.

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

Given the Company’s continuing involvement with the generation of Tyvaso DPI revenue under the UT License Agreement and CSA, which includes the Company’s supply and manufacture of Tyvaso DPI, and the Company’s retention and associated defense and maintenance obligations of the intellectual property required in the manufacture of Tyvaso DPI, the Upfront Proceeds were recorded as a liability for sale of future royalties (the “Royalty Liability”) on the condensed consolidated balance sheets, and any proceeds from future milestones will be added to the Royalty Liability balance upon receipt. Although the Company is not obligated to repay any portion of the Purchase Price to Sagard, the Royalty Liability under the PSA is secured by a security interest granted to Sagard in the underlying 1% royalty rights and any proceeds therefrom. As a result of the PSA, transaction costs totaling $4.4 million (including the Reimbursements) are reported net of the Royalty Liability balance and amortized to interest expense in the condensed consolidated statements of operations over the life of the PSA using the effective interest method. Unamortized transaction costs were approximately $3.7 million and $3.9 million as of September 30, 2026 and December 31, 2025, respectively.

The Company will continue to recognize the full 10% of future royalty revenues in its condensed consolidated statements of operations, with the Sagard Royalty being non-cash revenue for the Company. As royalty payments are earned by and remitted to Sagard, the balance of the Royalty Liability will be effectively repaid as it is amortized over the life of the PSA. To amortize the Royalty Liability, the Company estimates the total amount of future royalty payments to be made to Sagard over the life of the PSA. The excess of those future estimated royalty payments over the Purchase Price proceeds received is recognized in the condensed consolidated statements of operations as non-cash interest expense over the life of the PSA utilizing an imputed effective interest rate. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate may vary during the term of the agreement depending on a number of factors, including the amount and timing of forecasted royalty payments which affects the timing and ultimate amount of reductions to the liability. The Company will evaluate the effective interest rate periodically based on its forecasted royalty payments utilizing the prospective method.

The Company periodically assesses the forecasted royalty payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments, or the timing of such payments, are materially different than original estimates, the Company will prospectively adjust the effective interest rate and amortization of the Royalty Liability.

The following table shows the activity within the Royalty Liability account as well as the effective interest rate (dollars in thousands):

Amount
Balance, January 1, 2026	$151,283
Amortization of deferred transaction costs	171
Non-cash interest expense on liability for sale of future royalties	3,403
Royalty revenue earned by or payable to Sagard	(10,258)
Balance, September 30, 2026	$144,599

Effective interest rate	1.2%

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

As of September 30, 2026, the related financing liability was $102.8 million, which was recognized in the condensed consolidated balance sheet and of which $92.2 million was long-term and $10.6 million was current. As of December 31, 2025, the related financing liability was $103.4 million, of which $93.1 million was long-term and $10.3 million was current.

Financing liability information was as follows (dollars in thousands):

	September 30, 2026	December 31, 2025
Weighted average remaining lease term (in years)	15.1	15.8
Weighted average discount rate	9.0%	9.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense	$2,383	$2,403	$7,087	$7,144
Amortization of debt issuance costs	51	53	154	155
Interest expense on financing liability	$2,434	$2,456	$7,241	$7,299

The Company's remaining financing liability payments were as follows (in thousands):

September 30, 2026
2026 (Remaining)	$2,668
2027	10,849
2028	11,174
2029	11,510
2030	11,855
Thereafter	153,913
Total	201,969
Interest payments	(97,068)
Debt issuance costs	(2,105)
Total financing liability	$102,796

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

In December 2023, the Company and Amphastar amended the Insulin Supply Agreement to extend the term, restructure the annual purchase commitments and include a capacity fee for certain future periods. The Company's remaining purchase commitments and estimated capacity fee liability as of September 30, 2026 were as follows (€ in millions):

	September 30, 2026
	Remaining Purchase Commitments (€ in millions)	Estimated Capacity Fees(1) (€ in millions)
2026 (Remaining)(1)	—	0.8
2027	—	3.0
2028	4.1	2.0
2029	6.0	1.0
2030	5.8	1.0
2031	5.8	1.0
2032	5.8	1.0
2033	7.8	0.5
2034	7.8	0.5
2035	7.8	0.5
2036	4.3	0.5
Total	55.2	11.8

(1)
During the three and nine months ended September 30, 2026, the Company incurred a capacity fee of €0.8 million, or $0.9 million, and €2.3 million, or $2.6 million, respectively, which was recognized as cost of goods sold for commercial sales in our condensed consolidated statement of operations.

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

The Company periodically reviews the terms of the long-term Insulin Supply Agreement and assesses the need for any accrual for estimated losses, such as lower-of-cost or net-realizable-value that will not be recovered by future product sales. The recognized loss on purchase commitments of $63.7 million and $66.0 million is included in our condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively, and is reduced as inventory items are received or such liability is extinguished.

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

Lease information was as follows (dollars in thousands):

	September 30, 2026	December 31, 2025
Operating lease right-of-use assets(1)	$10,399	$11,822

Operating lease liability-current(2)	2,104	2,110
Operating lease liability-long-term	9,177	10,689
Total	11,281	$12,799

Weighted average remaining lease term (in years)	5.9	6.4
Weighted average discount rate	7.6%	7.6%

(1)
Operating right-of-use assets related to offices and the manufacturing facility for V-Go are included in other assets in the condensed consolidated balance sheets.
(2)
Operating lease liability – current is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease costs	$696	$674	$2,185	$2,132
Variable lease costs	140	199	396	631
Cash paid	836	873	2,581	2,764

The Company's future minimum office lease payments were as follows (in thousands):

September 30, 2026
2026	$693
2027	2,834
2028	2,455
2029	1,735
2030	1,528
Thereafter	4,707
Total	13,952
Less: imputed interest	(2,671)
Total operating lease liability	$11,281

16. Income Taxes

During the three and nine months ended September 30, 2026, the Company recorded income tax expense of $0.1 million and $0.2 million, respectively, related to state taxes, which was calculated using the discrete year-to-date method. The income tax benefit and expense for the three and nine months ended September 30, 2025 was $0.2 million and $0.5 million, respectively. The effective tax rate differs from the federal statutory tax rate of 21% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and concluded, in accordance with the applicable accounting standards, that net deferred tax assets should be fully reserved.

The Company has assessed its position with regard to uncertainty in tax positions and has not recognized a liability for unrecognized tax benefits. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the three and nine months ended September 30, 2026, the Company recognized a de minimis amount of interest and penalties. The Company’s tax years since 2022 remain subject to examination by tax authorities.

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
•
Furoscix is a novel formulation of furosemide that is approved by the FDA for the treatment of edema in pediatric patients who weigh at least 43 kg and adult patients with chronic heart failure or chronic kidney disease. Furoscix is the first FDA-approved subcutaneous loop diuretic that delivers intravenous-equivalent diuresis at home as opposed to a hospital setting. Furoscix ReadyFlow, a high concentration formulation of furosemide that is delivered via an autoinjector, was approved by the FDA on July 23, 2026 for the treatment of edema (fluid overload) in adults with heart failure or chronic kidney disease. Our expectation is that Furoscix ReadyFlow will become the dominant dosage form of the product; its adoption rate during the remainder of 2026 will be a key factor to help us evaluate the extent to which there is a continuing market for the Furoscix on-body infusor.
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

The proprietary formulation and inhaler technologies used in Afrezza have also been deployed in our efforts to develop products to treat orphan lung diseases. Our first product to address an orphan lung disease, Tyvaso DPI (treprostinil) inhalation powder, received FDA approval in May 2022 for the treatment of pulmonary arterial hypertension (or PAH) and pulmonary hypertension associated with interstitial lung disease (or PH-ILD). Our development and marketing partner, United Therapeutics, began commercializing Tyvaso DPI in June 2022 and is obligated to pay us a royalty on net sales of the product. We also receive revenue for the supply of Tyvaso DPI that we manufacture for UT. In August 2025, we announced the expansion of our collaboration, pursuant to which we are formulating ralinepag DPI (MNKD-1501) as a dry powder using our proprietary technologies. United Therapeutics will conduct nonclinical and clinical development activities of MNKD-1501. Per the agreement, we received an upfront payment and subsequent development payment and are eligible to receive milestone payments upon achievement of specified development milestones as well as royalties on net sales of MNKD-1501, if approved.

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

Three and nine months ended September 30, 2026 and 2025

Revenues

The following table provides a comparison of the revenue categories for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Revenues
Commercial product sales:
Gross revenue from product sales	$64,889	$32,420	$32,469	100%
Less: Wholesaler distribution fees, rebates and chargebacks, product returns and other discounts	19,887	10,115	9,772	97%
Net revenue from commercial product sales	$45,002	$22,305	22,697	102%
Gross-to-net revenue adjustment percentage	31%	31%
Collaborations and services	19,405	26,506	(7,101)	(27%)
Royalties	37,463	33,319	4,144	12%
Total revenues	$101,870	$82,130	19,740	24%

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Revenues
Commercial product sales:
Gross revenue from commercial product sales	$173,397	$95,894	$77,503	81%
Less: Wholesaler distribution fees, rebates and chargebacks, product returns and other discounts	52,505	32,162	20,343	63%
Commercial product sales	$120,892	$63,732	57,160	90%
Gross-to-net revenue adjustment percentage	30%	34%
Collaborations and services	77,941	78,727	(786)	(1%)
Royalties	102,583	94,552	8,031	8%
Total revenues	$301,416	$237,011	64,405	27%

Our commercial product sales are comprised of Afrezza, Furoscix and V-Go.

Afrezza — Gross revenue from sales of Afrezza increased by $1.5 million, or 6%, for the three months ended September 30, 2026 compared to the same period in the prior year. The increase was driven primarily by increased demand and a price increase. The gross-to-net adjustment was 30% of gross revenue, or $8.4 million, for the three months ended September 30, 2026 compared to 30% of gross revenue, or $7.8 million, for the same period in the prior year. As a result, net revenue from sales of Afrezza increased by $0.9 million, or 5%, for the three months ended September 30, 2026 compared to the same period in the prior year.

Gross revenue from sales of Afrezza decreased by $1.3 million, or 2%, for the nine months ended September 30, 2026 compared to the same period in the prior year. The decrease was driven primarily by lower demand and was partially offset by a price increase. The gross-to-net adjustment was 31% of gross revenue, or $23.6 million, for the nine months ended September 30, 2026 compared to 32% of gross revenue, or $24.8 million, for the same period in the prior year. The decreased gross-to-net percentage was primarily attributable to a decrease in anticipated product returns (as a percentage of gross sales) and partially offset the impact of lower gross revenue. As a result, net revenue from sales of Afrezza decreased by $0.1 million for the nine months ended September 30, 2026 compared to the same period in the prior year.

Furoscix — Gross revenue from sales of Furoscix was $32.1 million for the three months ended September 30, 2026. The gross-to-net adjustment was 30% of gross revenue, or $9.7 million, resulting in net revenue of $22.4 million for the three months ended September 30, 2026. Gross revenue from sales of Furoscix was $84.1 million for the nine months ended September 30, 2026. The gross-to-net adjustment was 29% of gross revenue, or $24.0 million, resulting in net revenue of $60.1 million for the nine months ended September 30, 2026. There was no Furoscix revenue in the prior-year periods as we did not own or commercialize Furoscix until our acquisition of scPharma in October 2025. Furoscix ReadyFlow was approved by the FDA in the third quarter of 2026 and shipments commenced in mid-September.

V-Go — Gross revenue from sales of V-Go were $5.1 million and $14.1 million for the three and nine months ended September 30, 2026, respectively, compared to $6.1 million and $19.3 million for the same periods in the prior year, respectively.

Collaborations and Services and Royalties — Net revenue from collaborations and services decreased by $7.1 million, or 27%, for the three months ended September 30, 2026 compared to the same period in the prior year. Net revenue from collaborations and services decreased by $0.8 million, or 1%, for the nine months ended September 30, 2026 compared to the same period in the prior year. The decrease in revenue in both periods was primarily attributable to decreased product sold to UT. UT provides notice of their subsequent year purchase quantity on or prior to October 15th of each year and quarterly revenue fluctuations reflect delivery timing rather than changes in annual order volume. The decrease was partially offset by the recognition of revenue earned related to the development of ralinepag DPI. Royalty revenue from UT increased by $4.1 million, or 12%, for the three months ended September 30, 2026. Royalty revenue from UT increased by $8.0 million, or 8%, for the nine months ended September 30, 2026. The increases were due to UT's increase in net revenue from sales of Tyvaso DPI.

Commercial product gross profit

The following table provides a comparison of the commercial product gross profit categories for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Commercial product gross profit:
Commercial product sales	$45,002	$22,305	$22,697	102%
Less: Cost of goods sold, commercial, excluding amortization of acquired intangible assets	11,213	4,498	6,715	149%
Commercial product gross profit:	$33,789	$17,807	15,982	90%
Gross margin	75%	80%

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Commercial product gross profit:
Commercial product sales	$120,892	$63,732	$57,160	90%
Less: Cost of goods sold, commercial, excluding amortization of acquired intangible assets	33,130	12,873	20,257	157%
Commercial product gross profit:	$87,762	$50,859	36,903	73%
Gross margin	73%	80%

Commercial product gross profit increased by $16.0 million, or 90%, for the three months ended September 30, 2026 compared to the same period in the prior year. Commercial product gross profit increased by $36.9 million, or 73%, for the nine months ended September 30, 2026 compared to the same period in the prior year. The increase in both periods was primarily attributable to the increase in total product revenues after adding Furoscix to our product portfolio following the acquisition of scPharma in October 2025. Gross margin as a percentage of revenue decreased by 5% and 7% for the three and nine months ended September 30, 2026, respectively, compared to the same periods in the prior years. The decrease in both periods was primarily attributable to the inclusion of Furoscix on-body infusor in our product portfolio which has a lower gross margin percentage than Afrezza. We expect margins to improve as Furoscix ReadyFlow is adopted into the market.

Expenses

The following table provides a comparison of the expense categories for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Expenses:
Cost of goods sold – commercial, excluding amortization of acquired intangible assets	$11,213	$4,498	$6,715	149%
Cost of revenue – collaborations and services	12,299	15,705	(3,406)	(22%)
Research and development	14,360	14,063	297	2%
Selling, general and administrative	61,412	29,088	32,324	111%
Amortization of acquired intangible assets	5,160	—	5,160	*
Gain on foreign currency transaction	(391)	(120)	(271)	226%
Total expenses	$104,053	$63,234	40,819	65%

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Expenses:
Cost of goods sold – commercial, excluding amortization of acquired intangible assets	$33,130	$12,873	$20,257	157%
Cost of revenue – collaborations and services	37,393	45,414	(8,021)	(18%)
Research and development	49,592	38,760	10,832	28%
Selling, general and administrative	173,801	85,724	88,077	103%
Amortization of acquired intangible assets	13,895	—	13,895	*
(Gain) loss on foreign currency transaction	(2,195)	7,752	(9,947)	*
Total expenses	$305,616	$190,523	115,093	60%

Cost of revenue – collaborations and services decreased by $3.4 million, or 22%, for the three months ended September 30, 2026 compared to the same period in the prior year. The decrease was primarily due to lower production and sales due to the timing of manufacturing activities. Cost of revenue – collaborations and services decreased by $8.0 million, or 18% for the nine months ended September 30, 2026 compared to the same period in the prior year. The decrease was due to less product sold.

Research and development expenses increased by $0.3 million, or 2%, for the three months ended September 30, 2026 compared to the same period in the prior year. Research and development expenses increased by $10.8 million, or 28%, for the nine months ended September 30, 2026 compared to the same period in the prior year. The increases in both periods were primarily attributable to the development of Furoscix ReadyFlow, higher personnel costs following the acquisition of scPharma, and increased clinical development costs for MNKD-201. These increases were partially offset by lower clinical development expenses resulting from the discontinuation of the ICoN-1 clinical study for MNKD-101 and the completion of the Afrezza pediatric study (INHALE-1).

Selling, general and administrative expenses increased by $32.3 million, or 111%, for the three months ended September 30, 2026 compared to the same period in the prior year. Selling, general and administrative expenses increased by $88.1 million, or 103%, for the nine months ended September 30, 2026 compared to the same period in the prior year. The increases in both periods were primarily attributable to costs associated with the promotion and support of Furoscix, which was acquired from scPharma in October 2025, expansion of our field-based teams, and launch activities related to Furoscix ReadyFlow and the pediatric indication for Afrezza.

Amortization of acquired intangible assets was $5.2 million for the three months ended September 30, 2026 and $13.9 million for the nine months ended September 30, 2026 and was primarily related to Furoscix developed technology, acquired from scPharma. Upon FDA approval of Furoscix ReadyFlow in July 2026, it was recognized as finite lived with the existing Furoscix developed technology and the combined balance will be amortized on a straight-line basis through December 31, 2040.

Gain on foreign currency transaction was $0.4 million for the three months ended September 30, 2026 compared to a gain of $0.1 million for the same period in the prior year. Gain on foreign currency transaction was $2.2 million for the nine months ended September 30, 2026 compared to a loss of $7.8 million for the same period in the prior year. These non-cash changes were due to fluctuations in U.S. dollar to Euro exchange rates. Under our Insulin Supply Agreement with Amphastar, payment obligations for future purchases are denominated in Euros. We record the foreign currency transaction impact of the U.S. dollar to Euro exchange rate associated with the future purchase commitments.

Other Income (Expense)

The following table provides a comparison of the other income (expense) categories for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Interest income, net	$1,090	$2,628	$(1,538)	(59%)
Interest expense	(7,642)	(1,364)	(6,278)	(460%)
Interest expense on liability for sale of future royalties	(501)	(3,514)	3,013	86%
Interest expense on financing liability	(2,434)	(2,456)	22	1%
Impairment of available-for-sale investment	—	(6,409)	6,409	*
Other expense, net	(11,503)	—	(11,503)	*
Total other expense, net	$(20,990)	$(11,115)	(9,875)	(89%)

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Interest income, net	$3,541	$6,416	$(2,875)	(45%)
Interest expense	(27,015)	(6,294)	(20,721)	(329%)
Interest expense on liability for sale of future royalties	(3,573)	(10,564)	6,991	66%
Interest expense on financing liability	(7,241)	(7,299)	58	1%
Impairment of available-for-sale investment	—	(6,409)	6,409	*
Loss on settlement of debt	(917)	—	(917)	*
Other expense, net	(19,271)	—	(19,271)	*
Total other expense, net	$(54,476)	$(24,150)	(30,326)	(126%)

Interest income, net, consisting of interest and accretion on investments net of amortization, decreased by $1.5 million for the three months ended September 30, 2026 compared to the same period in the prior year and decreased by $2.9 million for the nine months ended September 30, 2026 compared to the same period in the prior year. This was primarily due to a lower average balance on our securities portfolio.

Interest expense increased by $6.3 million for the three months ended September 30, 2026 compared to the same period in the prior year and increased by $20.7 million for the nine months ended September 30, 2026 compared to the same period in the prior year. The increase was primarily due to term loans with an aggregate principal amount of $325.0 million, which were drawn in August and October 2025 as well as the achievement of an Afrezza net sales milestone in the second quarter of 2026, which resulted in the recognition of $4.5 million of interest expense. See Note 15 – Commitments and Contingencies - Milestone Rights for additional information on the Afrezza net sales milestone.

Interest expense on liability for sale of future royalties decreased by $3.0 million and $7.0 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in the prior year. Interest consists of imputed interest and the amortization of debt issuance costs on the liability recorded in connection with the sale of 1% of our Tyvaso DPI royalties in December 2023. Imputed interest is based on third-party estimates of future royalties to be generated from Tyvaso DPI. See Note 15 – Commitments and Contingencies.

Interest expense on financing liability was $2.4 million and $2.5 million for the three months ended September 30, 2026 and 2025, respectively, and $7.2 million and $7.3 million for the nine months ended September 30, 2026 and 2025, respectively. Interest expense on financing liability represents interest incurred on the sale lease-back transaction for our manufacturing facility in Danbury, Connecticut.

Impairment of available-for-sale investment of $6.4 million for the three and nine months ended September 30, 2025 was a result of the write-off of the Thirona investment.

Loss on settlement of debt of $0.9 million for the nine months ended September 30, 2026 was incurred in connection with the settlement of the senior convertible notes in March 2026.

Other expense of $11.5 million for the three months ended September 30, 2026 and $19.3 million for the nine months ended September 30, 2026 was primarily the result of the remeasurement of the fair value of the contingent consideration liability obtained from the acquisition of scPharma. Milestone 1 under the CVR Agreement was achieved on July 23, 2026, which resulted in an aggregate payout of approximately $44.8 million in the third quarter of 2026. As of September 30, 2026, the liability related to the contingent consideration for Milestone 2 has been reduced to $0.0 million as a result of the remeasurement of the fair value. See Note 11 – Fair Value of Financial Instruments. The final payout amount, if any, related to Milestone 2 will be determined on December 31, 2026.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Net Loss	Basic EPS	Net Income	Basic EPS	Net Loss	Basic EPS	Net Income	Basic EPS

GAAP reported net (loss) income	$(23,224)	$(0.07)	$7,985	0.03	$(58,874)	$(0.19)	$21,811	$0.07
Non-GAAP adjustments:
Stock compensation	6,444	0.02	4,318	0.01	23,125	0.07	17,223	0.06
Interest expense on liability for sale of future royalties	501	0.00	3,514	0.01	3,573	0.01	10,564	0.03
Sold portion of royalty revenue (1)	(3,746)	(0.01)	(3,332)	(0.01)	(10,258)	(0.03)	(9,455)	(0.03)
(Gain) loss on foreign currency transaction	(391)	0.00	(120)	0.00	(2,195)	(0.01)	7,752	0.03
Amortization of intangible assets acquired	5,160	0.01	—	—	13,895	0.05	—	—
Expense related to contingent consideration	11,641	0.04	—	—	19,409	0.07	—	—
Loss on settlement of debt	—	—	—	—	917	0.00	—	—
Acquisition related expenses(2)	—	—	3,673	0.01	—	—	3,673	0.01
Impairment loss on available-for-sale investment	—	—	6,409	0.02	—	—	6,409	0.02
Non-GAAP adjusted net (loss) income	$(3,615)	$(0.01)	$22,447	$0.07	$(10,408)	$(0.03)	$57,977	$0.19
Weighted average shares used to compute net (loss) income per share – basic	320,182		306,806		312,722		305,093

(1)
Represents the non-cash portion of the 1% royalty on net sales of Tyvaso DPI earned during the three and nine months ended September 30, 2026 and 2025, which is remitted to the royalty purchaser and recognized as royalties from collaborations in our condensed consolidated statements of operations. Our royalties from collaborations during the three and nine months ended September 30, 2026 totaled $37.5 million and $102.6 million, respectively, of which $3.7 million and $10.3 million, respectively were remitted to the royalty purchaser.
(2)
Represents transaction fees associated with the acquisition of scPharma.

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

As of September 30, 2026, we had $63.7 million in insulin purchase commitments and $325.0 million aggregate principal amount under the Blackstone Credit Facility. The Blackstone Credit Facility will mature on August 6, 2030. As of September 30, 2026, the effective interest rate was 9.18% per annum. The SOFR Loans borrowed under the Blackstone Credit Facility are subject to the Adjusted Term SOFR plus margin of 5.00%. We have the option to prepay the loans under the Blackstone Credit Facility in whole or in part, subject to early prepayment fees on or prior to the third anniversary of the Closing Date. See Note 9 – Borrowings for further information related to the Blackstone Credit Facility.

In July 2013, we granted Milestone Rights to the original purchasers under the Milestone Rights Agreement. The original purchasers later assigned those rights to new holders. As of September 30, 2026, $40.0 million remains payable upon the occurrence of specified strategic and sales milestones under the Milestone Rights Agreement. During the second quarter of 2026, the Company achieved an Afrezza net sales milestone which resulted in a $5.0 million payment to the Original Milestone Purchasers in the third quarter of 2026. See Note 15 – Commitments and Contingencies for further information related to the Milestone Rights.

In October 2025, we entered into the CVR Agreement with the rights agent party thereto, which governs the terms of the CVRs issued to the former stockholders of scPharma in the acquisition transaction. Milestone 1 under the CVR Agreement was achieved on July 23, 2026, which resulted in an aggregate payout of approximately $44.8 million in the third quarter of 2026. Following the payout for the achievement of Milestone 1, the maximum aggregate amount payable with respect to the remaining CVR is $14.9 million, subject to the achievement of certain net sales milestones on or prior to December 31, 2026, in accordance with the CVR Agreement. As of September 30, 2026, management does not expect a payout under this milestone. See Note 2 – Business Combinations – Contingent Value Right ("CVR") for further information related to the CVR Agreement.

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

On July 24, 2026, we completed a private placement to certain institutional investors in which we sold and issued 10,440,838 shares of our common stock at a purchase price of $3.89 per share and pre-funded warrants exercisable for 2,412,632 shares of common stock at a purchase price of $3.88 per share underlying the pre-funded warrants, for total net proceeds to us of approximately $49.8 million, after deducting estimated offering expenses. The proceeds from the private placement funded our $44.8 million CVR payment obligation that was triggered by the FDA’s approval of Furoscix ReadyFlow.

Pursuant to the CF Sales Agreement with Cantor Fitzgerald, we may offer and sell, from time to time, through Cantor Fitzgerald, shares of our common stock. Under the CF Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. On February 26, 2025, we filed a sales agreement prospectus under a registration statement on Form S-3, which became effective upon filing, covering the sale of up to $200.0 million of our common stock through Cantor Fitzgerald under the CF Sales Agreement, of which $200.0 million remained available as of September 30, 2026.

During the nine months ended September 30, 2026, we used a net $58.3 million of cash for our operating activities. Cash used in operating activities consisted of a net loss of $58.9 million offset by non-cash adjustments of $58.8 million and a net decrease in cash flow from operating assets and liabilities of $58.2 million. Non-cash items primarily included stock-based compensation of $23.1 million, depreciation and amortization of $20.0 million, the change in fair value of the contingent consideration liability of $18.5 million and interest on the liability for sale of future royalties of $3.6 million. These charges were partially offset by the sold portion of royalty revenue of $10.3 million. The net decrease in cash flows from operating assets and liabilities was primarily due to an increase of $16.2 million in inventory associated with the addition of Furoscix into our product portfolio, recognition of $11.1 million in deferred revenue primarily related to Ralinepag DPI and increase of $7.8 million in prepaid expenses and other current assets. The net decrease in cash flows from operating assets and liabilities was partially offset by an increase of $5.3 million in accounts payable.

During the nine months ended September 30, 2025, we generated a net $26.2 million of cash from our operating activities. Cash used in operating activities consisted of net income of $21.8 million offset by non-cash adjustments of $47.0 million and a net decrease in cash flows from operating assets and liabilities of $42.6 million. Non-cash items primarily included stock-based compensation of $17.2 million, loss on foreign currency transactions of $7.8 million and interest on liability for sale of future royalties of $10.6 million. These charges were partially offset by the sold portion of royalty revenue of $9.5 million. The net decrease in cash flows from operating assets and liabilities was primarily due to a decrease of $12.4 million in prepaid expenses and other current assets and a decrease of $10.1 million in accrued expenses and other current liabilities.

Cash provided by investing activities of $36.4 million for the nine months ended September 30, 2026 was primarily due to $90.3 million of proceeds from maturities of available-for-sale securities. Cash provided was partially offset by the purchase of $43.8 million of available-for-sale securities as well as $10.2 million of property and equipment.

Cash used in investing activities of $12.8 million for the nine months ended September 30, 2025 was primarily due to the $10.0 million issuance of a note receivable related to our acquisition of scPharma and the purchase of $144.1 million of debt securities, partially offset by the maturity of $143.8 million of debt securities.

Cash used in financing activities of $11.7 million for the nine months ended September 30, 2026 was primarily due to payments made to settle our senior convertible notes and the payment of contingent consideration related to acquisition of scPharma. Cash used in financing activities was partially offset by net proceeds of $49.8 million from the issuance of common stock and pre-funded warrants pursuant to our private placement offering.

Cash provided by financing activities of $67.7 million for the nine months ended September 30, 2025 was primarily due to proceeds from a term loan of $75.0 million under the Blackstone Credit Facility, partially offset by $5.1 million of payments to taxing authorities from equity withheld upon vesting of RSUs and stock options and loan issuance costs of $2.3 million.

Future Liquidity Needs

We believe that we will be able to meet our near-term liquidity needs based on our cash, cash equivalents and investments on hand, sales of Afrezza, Furoscix and V-Go, royalties and manufacturing revenue from the production and sale of Tyvaso DPI and, if necessary, borrowings under the Blackstone Credit Facility, as well as through debt or equity financing, for our long-term liquidity needs. We expect to continue to incur expenditures for the foreseeable future in support of our manufacturing operations, sales and marketing costs for our products and development costs for other product candidates in our pipeline. As of September 30, 2026, we had capital resources comprised of cash, cash equivalents and investments totaling $96.6 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings under the Blackstone Credit Facility accrues at a rate per annum equal to (i) in the case of a Base Rate Loan, the greatest of (a) the prime rate in effect on such day, (b) the federal funds rate in effect on such day plus 0.5%, (c) Adjusted Term SOFR for a one-month’s tenor in effect on such day plus 1%, and (d) 3.0% plus a margin of 3.75%, or (ii) in the case of a SOFR Loan, one, three or six month Adjusted Term SOFR (at our election), subject to a 2% floor, plus a margin of 4.75%. The interest rate margin increases to 4.00% in the case of a Base Rate Loan and 5.00% in the case of a SOFR Loan at any time the Company’s ratio of indebtedness to adjusted EBITDA (measured on a trailing four quarter basis) is greater than or equal to 5.00:1.00 as of the most recent fiscal quarter for which the Company has delivered financial statements. Accordingly, our interest expense under the Blackstone Credit Facility is subject to changes in the various market interest rates. If a hypothetical 10% change in the SOFR interest rates on September 30, 2026 were to have occurred, this change would not have had a material effect on our annual interest payment obligation on the borrowings under the Blackstone Credit Facility, which as of September 30, 2026, are SOFR Loans with an effective interest rate of 9.18% per annum. See Note 9 – Borrowings for information about the principal amount of outstanding debt.

Foreign Currency Exchange Risk

We incur and will continue to incur significant expenditures for insulin supply obligations under our Insulin Supply Agreement. Such obligations are denominated in Euros. At the end of each reporting period, the recognized gain or loss on purchase commitment is converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and the Euro. For the nine months ended September 30, 2026, we realized a $2.2 million currency gain, which was reflected as gain on foreign currency transaction in the accompanying condensed consolidated statements of operations.

Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. If a change in the U.S. dollar to Euro exchange rate equal to 10% of the U.S. dollar to Euro exchange rate on September 30, 2026 were to have occurred, this change would have resulted in a foreign currency impact to our pre-tax income of approximately $6.4 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and our Chief Financial Officer have concluded, as of such date, that our disclosure controls and procedures were effective at the reasonable assurance level.

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

One such potential pipeline product is an oral dosage form of ralinepag, a novel, highly selective prostacyclin receptor agonist for which United Therapeutics submitted an NDA to the FDA. Although we are also collaborating with United Therapeutics on the development of a dry powder formulation of ralinepag DPI (MNKD-1501), a significant portion of our current revenue is derived from royalties and collaboration and services revenue associated with United Therapeutics’ commercialization of Tyvaso DPI. Because United Therapeutics is solely responsible for the development, marketing, promotion, and sale of Tyvaso DPI, our ability to maintain and grow this revenue is highly dependent on the commercial performance of Tyvaso DPI and on United Therapeutics’ strategic priorities, resource allocation decisions, and overall commitment to undertake development activities that could potentially expand the therapeutic indications for Tyvaso DPI. Moreover, we have limited control over United Therapeutics’ commercialization activities, including decisions related to marketing strategy, salesforce deployment, pricing, market access, physician outreach, patient support programs, and the prioritization of Tyvaso DPI relative to other products in its portfolio.

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

We operate in a global economy, and our business depends on a global supply chain for the development, manufacturing, and distribution of our products, and for the advancement of our nonclinical and clinical development programs. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty.

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

As of September 30, 2026, we had an accumulated deficit of $3.3 billion. The accumulated deficit has resulted principally from costs incurred in our R&D programs, the write-off of assets (including goodwill, inventory and property, plant and equipment) and general operating expenses. We expect to make substantial expenditures and may incur operating losses in the future in order to continue commercializing our products and to advance development of product candidates in our pipeline.

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

We have generally sought to develop product candidates through our internal research programs. All product candidates require nonclinical, clinical and other testing prior to seeking regulatory approval to market them. Accordingly, the development timelines for product candidates can stretch over many years. Further research and development on these programs requires significant financial resources. Given our limited financial resources, we may not be able to complete the full clinical development of our product candidates unless we are able to obtain specific funding for these programs or enter into collaborations with third parties.

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

For planning purposes, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical studies and the submission of regulatory filings. From time to time, we publicly announce the expected timing of some of these milestones. All of these milestones are based on a variety of assumptions. The actual timing of the achievement of these milestones can vary dramatically from our estimates, in many cases for reasons beyond our control, depending on numerous factors, including:

•
the rate of progress, costs and results of our clinical studies and nonclinical research and development activities;
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

Further, if there are any modifications to an approved product, including changes in indications, labeling, or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new or supplemental NDA and/or supplemental biologics license application ("sBLA"), which may require us to develop additional data or conduct additional nonclinical studies and clinical trials. Failure to comply with these requirements can result in regulatory enforcement actions and adverse publicity. If future clinical trials are unsuccessful, significantly delayed or not completed, we may not be able to market products for other indications.

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

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the Centers for Medicare and Medicaid Services (“CMS”) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for MannKind’s business. For example, the current administration has announced agreements with certain pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored-Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions and proposals include (1) reducing agency workforce; (2) directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on certain imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored-Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. For example, recent drug pricing initiatives also create uncertainty and could materially affect our future business and financial condition. For example, the administration is pursuing most-favored-nation drug pricing policies for certain prescription drugs. As part of these initiatives, the administration is implementing or considering various CMS Center for Medicare and Medicaid Innovation models, under which manufacturers may owe rebates for certain prescription drugs under Medicaid or Medicare if the price of a drug included in an applicable model exceeds an international benchmark calculated based on prices available in certain reference countries. These include the GENErating cost Reductions for U.S. Medicaid (GENEROUS) Model, which focuses on Medicaid covered outpatient drugs and is currently voluntary for manufacturers and states; the finalized Global Benchmark for Efficient Drug Pricing Model (GLOBE) Model for certain Medicare Part B drugs; and the proposed Guarding United States Medicare Against Rising Drug Costs (GUARD) Model for certain Medicare Part D drugs. If most-favored-nation pricing for pharmaceutical products is implemented and applicable to Afrezza, our revenue opportunities for Afrezza may be adversely affected, as our U.S.

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
•
the progress and results of nonclinical and clinical studies of our product candidates and of post-approval studies of approved products that are required by the FDA;
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2026, two of our officers (as defined in Rule 16a-1(f) under the Exchange Act) and one director entered into a written trading plan for the orderly disposition of the Company’s securities as set forth in the table below:

			Type of Trading Arrangement
Name and Position	Action	Date of Action	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Total Shares of Common Stock to be Sold(3)	Expiration Date
David Thomson EVP, General Counsel	Adoption	August 13, 2026	X	—	412,214	August 13, 2027
Steven B. Binder Director	Adoption	August 13, 2026	X	—	63,786	September 17, 2027
Chris Prentiss Chief Financial Officer	Adoption	September 2, 2026	X	—	50,329	September 2, 2027

(1)
Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(2)
"Non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(3)
These trading plans include the potential exercise and sale by David Thomson and Steven B. Binder of short-dated options and performance options exercisable for up to 364,100 and 45,025 shares of common stock, respectively. The remainder of the plans for David Thomson and Steven B Binder, as well as the plan for Chris Prentiss, is designed to sell a specified percentage of the net shares delivered after tax withholding upon the vesting of restricted stock unit awards held by each individual. The actual number of shares to be sold will depend on state and federal tax rates applicable on the relevant vesting dates (currently assumed to be a combined 34%) as well as the payout, if any, of performance RSU awards (currently assumed to be at 100%). Based on these assumptions, the number of shares of common stock underlying restricted stock unit awards to be sold by David Thomson, Steven B. Binder and Chris Prentiss after tax withholdings are approximately 48,114, 18,761 and 50,329 respectively.

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

4.4	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to MannKind’s Current Report on Form 8-K, filed with the SEC on July 24, 2026).

4.5	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to MannKind’s Current Report on Form 8-K, filed with the SEC on July 24, 2026).

10.1	MannKind Corporation Non-Employee Director Compensation Program, as amended.

10.2	MannKind Corporation Change in Control Plan.

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

Dated: November 5, 2026	MANNKIND CORPORATION

	By:	/s/ MICHAEL E. CASTAGNA
Michael E. Castagna
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ CHRISTOPHER B. PRENTISS
Christopher B. Prentiss
Chief Financial Officer
(Principal Financial and Accounting Officer)